Form 10-Q
period 2025-06-30
Lake Shore Bancorp, Inc. /MD/
filed 2025-08-12
CIK 2059653

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-42754

LAKE SHORE BANCORP, INC.
(Exact name of registrant as specified in its charter)
Maryland	39-3058424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
31 East Fourth Street, Dunkirk, New York	14048
(Address of principal executive offices)	(Zip code)
(716) 366-4070
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LSBK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 7,825,501 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 8, 2025.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	June 30,	December 31,
	2025	2024
	(Dollars in thousands, except share data)
	(Unaudited)
Assets
Cash and due from banks	$2,926	$2,710
Interest earning deposits	72,441	30,421
Cash and Cash Equivalents	75,367	33,131
Securities, at fair value	55,323	56,495
Federal Home Loan Bank stock, at cost	763	1,157
Loans receivable, net of allowance for credit losses of $5,164 in 2025 and $5,133 in 2024	552,389	544,620
Premises and equipment, net	7,325	7,218
Accrued interest receivable	2,878	2,819
Bank-owned life insurance	29,778	29,340
Other assets	11,015	10,724
Total Assets	$734,838	$685,504
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$536,040	$476,566
Non-interest bearing	91,459	96,412
Total Deposits	627,499	572,978
Long-term debt	2,000	10,250
Advances from borrowers for taxes and insurance	3,066	3,225
Other liabilities and accrued interest payable	9,389	9,183
Total Liabilities	641,954	595,636
Commitments and Contingencies
Stockholders' Equity
Common stock, $0.01 par value per share, 25,000,000 shares authorized; 6,836,514 shares issued and 5,759,172 shares outstanding at June 30, 2025 and 6,836,514 shares issued and 5,735,226 shares outstanding at December 31, 2024	68	68
Additional paid-in capital	31,568	31,512
Treasury stock, at cost (1,077,342 shares at June 30, 2025 and 1,101,288 shares at December 31, 2024)	(13,099)	(13,304)
Unearned shares held by ESOP	(896)	(938)
Unearned shares held by compensation plans	(439)	(311)
Retained earnings	85,420	82,805
Accumulated other comprehensive loss	(9,738)	(9,964)
Total Stockholders' Equity	92,884	89,868
Total Liabilities and Stockholders' Equity	$734,838	$685,504

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
	(Unaudited)
Interest Income
Loans, including fees	$8,469	$7,693	$16,222	$15,279
Investment securities, taxable	151	198	315	405
Investment securities, tax-exempt	217	216	433	433
Interest-earning deposits	270	647	504	1,246
Total Interest Income	9,107	8,754	17,474	17,363
Interest Expense
Deposits	2,948	3,371	5,790	6,615
Long-term debt	28	166	78	386
Finance lease	9	11	19	23
Total Interest Expense	2,985	3,548	5,887	7,024
Net Interest Income	6,122	5,206	11,587	10,339
(Credit) Provision for Credit Losses	—	(285)	48	(637)
Net Interest Income After (Credit) Provision for Credit Losses	6,122	5,491	11,539	10,976
Non-Interest Income
Service charges and fees	273	287	510	552
Debit card fees	201	210	388	405
Earnings on bank-owned life insurance	221	220	438	435
Unrealized gain on equity securities	65	—	111	11
Recovery on previously impaired investment securities	1	3	2	3
Earnings on annuity assets	23	—	46	—
Other	16	18	29	39
Total Non-Interest Income	800	738	1,524	1,445
Non-Interest Expense
Salaries and employee benefits	2,854	2,656	5,768	5,413
Occupancy and equipment	615	681	1,291	1,384
Data processing	457	446	916	899
Professional services	251	397	565	724
Telephone and communications	79	104	171	206
FDIC insurance	74	284	146	563
Postage and supplies	57	65	137	140
Advertising	15	16	26	67
Other	223	248	483	496
Total Non-Interest Expense	4,625	4,897	9,503	9,892
Income before Income Taxes	2,297	1,332	3,560	2,529
Income Tax Expense	378	216	585	399
Net Income	$1,919	$1,116	$2,975	$2,130
Basic and diluted earnings per common share	$0.34	$0.19	$0.53	$0.36
Dividends declared per share	$—	$0.18	$0.18	$0.18

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2025	2024
	(Dollars in thousands)
	(Unaudited)
Net Income	$1,919	$1,116
Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	214	(419)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(1)	(2)
Total Other Comprehensive Income (Loss)	213	(421)
Total Comprehensive Income	$2,132	$695

	Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
	(Unaudited)
Net Income	$2,975	$2,130
Other Comprehensive Income (Loss), net of tax (expense) benefit:
Unrealized holding gains (losses) on securities available for sale, net of tax (expense) benefit	228	(1,217)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(2)	(2)
Total Other Comprehensive Income (Loss)	226	(1,219)
Total Comprehensive Income	$3,201	$911

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2025	$68	$31,512	$(13,304)	$(938)	$(311)	$82,805	$(9,964)	$89,868
Net income	—	—	—	—	—	1,057	—	1,057
Other comprehensive income, net of tax expense of $3	—	—	—	—	—	—	13	13
ESOP shares earned (1,984 shares)	—	10	—	21	—	—	—	31
Compensation plan shares granted (27,197 shares)	—	—	256	—	(256)	—	—	—
Compensation plan shares earned, net of forfeitures (7,813 shares)	—	15	—	—	74	—	—	89
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(361)	—	(361)
Common stock repurchased on vesting for payroll taxes (2,151 shares)	—	—	(35)	—	—	—	—	(35)
Balance - March 31, 2025	68	31,537	(13,083)	(917)	(493)	83,501	(9,951)	90,662
Net income	—	—	—	—	—	1,919	—	1,919
Other comprehensive income, net of tax expense of $57	—	—	—	—	—	—	213	213
ESOP shares earned (1,984 shares)	—	9	—	21	—	—	—	30
Compensation plan shares earned, net of forfeitures (5,831 shares)	—	22	—	—	54	—	—	76
Common stock repurchased on vesting for payroll taxes (1,100 shares)	—	—	(16)	—	—	—	—	(16)
Balance - June 30, 2025	$68	$31,568	$(13,099)	$(896)	$(439)	$85,420	$(9,738)	$92,884

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2024	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273
Net income	—	—	—	—	—	1,014	—	1,014
Other comprehensive loss, net of tax benefit of $211	—	—	—	—	—	—	(798)	(798)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares earned, net of forfeitures (1,086 shares)	—	5	—	—	10	—	—	15
Common stock repurchased on vesting for payroll taxes (1,504 shares)	—	—	(17)	—	—	—	—	(17)
Balance - March 31, 2024	68	31,463	(13,777)	(1,002)	(29)	79,970	(10,183)	86,510
Net income	—	—	—	—	—	1,116	—	1,116
Other comprehensive loss, net of tax benefit of $112	—	—	—	—	—	—	(421)	(421)
ESOP shares earned (1,984 shares)	—	2	—	21	—	—	—	23
Compensation plan shares granted (52,252 shares)	—	—	559	—	(559)	—	—	—
Compensation plan shares earned, net of forfeitures (5,720 shares)	—	11	—	—	54	—	—	65
Cash dividends declared ($0.18 per share)	—	—	—	—	—	(361)	—	(361)
Balance - June 30, 2024	$68	$31,476	$(13,218)	$(981)	$(534)	$80,725	$(10,604)	$86,932

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2025	2024
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,975	$2,130
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	36	36
Net amortization of deferred loan costs	163	266
Provision (credit) for credit losses	48	(637)
Recovery on previously impaired investment securities	(2)	(3)
Unrealized gain on equity securities	(111)	(11)
Loss on disposal of premises and equipment	2	—
Depreciation and amortization of premises and equipment	312	385
Deferred income tax (benefit) expense	(105)	98
Increase in cash surrender value of bank-owned life insurance	(438)	(435)
ESOP shares committed to be released	62	46
Stock based compensation expense	164	80
Decrease in accrued interest receivable	(59)	—
Increase in other assets	(850)	(191)
Impairment of foreclosed real estate	—	8
Increase (decrease) in other liabilities	359	(1,230)
Increase in annuity asset	(46)	—
Net Cash Provided by Operating Activities	2,510	542
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	1,537	1,569
Redemptions of Federal Home Loan Bank of New York Stock	394	551
Loan principal collections and originations, net	(7,971)	11,862
Proceeds from surrender of bank-owned life insurance	651	6,585
Proceeds from sale of foreclosed real estate	—	37
Additions to premises and equipment	(536)	(6)
Net Cash (Used in) Provided by Investing Activities	(5,925)	20,598
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	54,521	(1,529)
Net (decrease) increase in advances from borrowers for taxes and insurance	(159)	69
Repayment of long-term debt	(8,250)	(12,000)
Repayment of finance lease obligation	(49)	(45)
Shares of common stock repurchased on vesting for payroll taxes	(51)	(17)
Cash dividends paid	(361)	(361)
Net Cash Provided by (Used in) Financing Activities	45,651	(13,883)
Net Increase in Cash and Cash Equivalents	42,236	7,257
CASH AND CASH EQUIVALENTS - BEGINNING	33,131	53,730
CASH AND CASH EQUIVALENTS - ENDING	$75,367	$60,987
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$5,946	$7,602
Income taxes paid	$759	$704
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on securities available for sale	$288	$(1,539)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Significant Accounting Policies and Estimates

The interim unaudited consolidated financial statements include the accounts of Lake Shore Bancorp, Inc., a federal corporation (the “Company”, "Lake Shore Bancorp," “us”, “our”, or “we”), and Lake Shore Savings Bank (the “Bank”), its wholly owned subsidiary. All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation. On July 18, 2025, the Company was succeeded by Lake Shore Bancorp, Inc., a Maryland corporation and the Bank became Lake Shore Bank, a New York chartered commercial bank as more fully described below. The Company refers to Lake Shore Bancorp, Inc., a Maryland corporation on and after July 18, 2025.

The interim unaudited consolidated financial statements included herein as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated statements of income for the three and six months ended June 30, 2025 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2025.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 and are contained in the Company's 2024 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024, other than the change in accounting estimate described below.

To prepare these unaudited consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, securities valuation estimates, and income taxes.

Changes in Accounting Estimates

During the first quarter of 2025, the Company transitioned its allowance for credit losses ("ACL") methodology for loans and unfunded commitments from a vintage model to a discounted cash flow model for all loan segments and loans that are not individually evaluated. In particular, loan-level probability of default ("PD") and loss severity (also referred to as loss given default ("LGD")) is applied to derive a baseline expected loss as of the valuation date. These expected default and severity rates, which are regression-derived and based on benchmark historical performance data, are calibrated to incorporate the Company's reasonable and supportable forecasts of future losses as well as any necessary qualitative adjustments. The loan segments utilized in the discounted cash flow model are consistent with those used in the vintage model and previously disclosed by the Company.

The Company relies on benchmark and peer data when deriving its best estimate of PD, LGD, and other model assumptions, including prepayment and curtailment speeds, with consideration given to a bank's size and geographical region in relation to the Company's when included within respective peer data sets. As part of the Company's estimation process, it assesses the reasonableness of data, assumptions, and model methodology utilized to derive its allowance for credit losses.

For each of the modeled segments, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for various elements including, but not limited to, estimated prepayment speeds, curtailment rates, PD rates, and LGD rates. The Company utilizes national unemployment and gross domestic product ("GDP") forecasts calibrated to peer benchmark data for its reasonable and supportable forecasting of expected default within the cash flow model. To further adjust the allowance for credit losses for expected losses not already reflected within the quantitative component of the calculation, the Company considers qualitative factors for current conditions known as of the valuation date, including, but not limited to, trends in the nature and volume of the loan portfolio, loan concentrations, changes in the experience, ability and depth of the Company’s lending management, and national and local economic conditions.

The allowance for credit losses is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that the Company believes do not share risk characteristics are evaluated on an individual basis. Non-accrual loans are individually evaluated and when deemed appropriate, are assigned a reserve based on such evaluation, which may be determined by the underlying collateral value or the loan-level estimated discounted cash flows. The Company considers several factors in its determination of whether to classify loans as collateral-dependent and individually evaluate such loans. When loans are considered to be collateral-dependent, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

These refinements have been accounted for as changes in accounting estimates under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 250 - Accounting Changes and Error Corrections, with prospective application beginning in the period of change.

These changes, along with attribution changes in the Bank's loan portfolio as of the valuation date, resulted in a $37,000 increase in the ACL for loans and a $9,000 increase in the reserve for unfunded commitments at March 31, 2025 when compared to December 31, 2024.

Corporate Structure

Effective July 18, 2025, Lake Shore Bancorp, Inc. (“Lake Shore Bancorp”) incorporated under the laws of the State of Maryland became the banking holding company of Lake Shore Bank, a New York commercial bank and its only wholly-owned subsidiary.

On January 27, 2025, Lake Shore, MHC, the former parent mutual holding company of Lake Shore Bancorp, Inc., a federal corporation ("Lake Shore Federal Bancorp"), adopted a Plan of Conversion and Reorganization (the "Plan") pursuant to which Lake Shore, MHC, would undertake a "second-step" conversion and Lake Shore Savings Bank, a federally chartered savings bank, the wholly-owned subsidiary of Lake Shore Bancorp Federal, would reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure.

Pursuant to the Plan, (i) Lake Shore Savings Bank became the wholly-owned subsidiary of Lake Shore Bancorp, converted its charter to a New York chartered commercial bank, and was renamed as Lake Shore Bank, (ii) the shares of common stock of Lake Shore Federal Bancorp owned by persons other than Lake Shore, MHC (the shares owned by Lake Shore, MHC were canceled) were converted into shares of common stock of Lake Shore Bancorp based on an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares of common stock of Lake Shore Bancorp purchased in the stock offering described below and cash received in lieu of issuance of fractional shares of common stock of Lake Shore Bancorp, and as adjusted to reflect certain assets held by Lake Shore, MHC), and (iii) Lake Shore Bancorp offered and sold shares of common stock, representing the ownership interest of Lake Shore, MHC in Lake Shore Federal Bancorp, in a subscription offering. The number and price of shares of Lake Shore Bancorp common stock sold in the offering and the exchange ratio were based on Lake Shore Bancorp's pro forma market value on a fully converted basis, as determined by an independent appraisal.

The Plan was subject to regulatory approval as well as approval by the depositors of Lake Shore Savings Bank and by Lake Shore Federal Bancorp stockholders (including approval by the holders of a majority of the outstanding shares of Lake Shore Federal Bancorp's common stock held by persons other than the MHC). The Plan received all required regulatory, depositor and stockholder approval, and the conversion and offering were consummated on July 18, 2025.

The conversion was consummated through the merger of Lake Shore, MHC with and into Lake Shore Federal Bancorp, followed by the merger of Lake Shore Federal Bancorp with and into Lake Shore Bancorp, which occurred on July 18, 2025. In the subscription offering, Lake Shore Bancorp raised gross proceeds of $49.5 million by selling 4,950,460 shares of its common stock (approximately the midpoint of the offering range) at $10.00 per share to depositors of the Bank.

As part of the conversion transaction, each outstanding share of Lake Shore Federal Bancorp common stock owned by the public stockholders of Lake Shore Federal Bancorp (stockholders other than Lake Shore, MHC) as of the closing date were converted into shares of Lake Shore Bancorp's common stock based on an exchange ratio of 1.3549 shares of Lake Shore Bancorp's common stock for each share of Lake Shore Federal Bancorp common stock so that Lake Shore Federal Bancorp's existing public stockholders would own approximately the same percentage of Lake Shore Bancorp's common stock as they owned of Lake Shore Federal Bancorp's common stock immediately prior to the conversion. A total of 7,825,501 shares of common stock were outstanding following the completion of the stock offering. Earnings per share and other share information disclosed herein do not reflect the effect of Lake Shore Bancorp's conversion and related stock offering.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2025 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

As previously disclosed on a Current Report on Form 8-K, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on August 13, 2025 to stockholders of record as of August 4, 2025.

Note 2 – New Accounting Standards

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this ASU require a public business entity to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods, including employee compensation, depreciation, intangible asset amortization, and other costs and expenses. Additionally, a public business entity must disclose a qualitative description of the amounts remaining in relevant expense captions which are not separately disaggregated quantitatively under the amendments included within this ASU. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption of this ASU is permitted and may be applied prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any period presented in the financial statements.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,005	$—	$(83)	1,922
Municipal bonds	40,692	—	(8,956)	31,736
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	—	8
Collateralized mortgage obligations-government sponsored entities	9,413	—	(1,055)	8,358
Government National Mortgage Association	50	—	(3)	47
Federal National Mortgage Association	10,298	1	(1,417)	8,882
Federal Home Loan Mortgage Corporation	4,993	1	(836)	4,158
Asset-backed securities-private label	—	27	—	27
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	67,460	29	(12,350)	55,139
Equity Securities	22	162	—	184
Total Securities	$67,482	$191	$(12,350)	$55,323

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,006	$—	$(155)	$1,851
Municipal bonds	40,719	—	(8,431)	32,288
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	—	9
Collateralized mortgage obligations-government sponsored entities	10,201	—	(1,259)	8,942
Government National Mortgage Association	54	—	(4)	50
Federal National Mortgage Association	10,812	—	(1,799)	9,013
Federal Home Loan Mortgage Corporation	5,229	—	(989)	4,240
Asset-backed securities-private label	—	28	—	28
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	69,031	28	(12,637)	56,422
Equity Securities	22	51	—	73
Total Securities	$69,053	$79	$(12,637)	$56,495

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2025 and December 31, 2024, fourteen municipal bonds with an amortized cost of $3.8 million and fair value of $2.8 million and eighteen municipal bonds with an amortized cost of $6.2 million and fair value of $4.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2025 and December 31, 2024, no securities were pledged as collateral to the Federal Reserve Bank ("FRB"), to the Federal Home Loan Bank of New York ("FHLBNY"), or for any other purposes.

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2025
U.S. government agencies	$—	$—	$1,922	$(83)	$1,922	$(83)
Municipal bonds	360	(20)	$31,376	(8,936)	31,736	(8,956)
Mortgage-backed securities	—	—	$21,372	(3,311)	21,372	(3,311)
	$360	$(20)	$54,670	$(12,330)	$55,030	$(12,350)

December 31, 2024
U.S. government agencies	$—	$—	$1,851	$(155)	$1,851	$(155)
Municipal bonds	371	(9)	31,917	(8,422)	32,288	(8,431)
Mortgage-backed securities	86	(1)	22,168	(4,050)	22,254	(4,051)
	$457	$(10)	$55,936	$(12,627)	$56,393	$(12,637)

As of June 30, 2025, the Company's investment portfolio included two debt securities in the "unrealized losses less than twelve months" category and 168 debt securities in the "unrealized losses twelve months or more" category. As of December 31, 2024, the Company's investment portfolio included seven debt securities in the "unrealized losses less than twelve months" category and 169 debt securities in the "unrealized losses twelve months or more" category.

As of June 30, 2025, the Company had 170 debt securities with a fair value of $55.0 million in an unrealized loss position. As of December 31, 2024, the Company had 176 debt securities with a fair value of $56.4 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no allowance for credit losses on securities available for sale was recorded as of June 30, 2025 or December 31, 2024. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $251,000 as of June 30, 2025 and $254,000 as of December 31, 2024 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the three and six months ended June 30, 2025 and 2024, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2025:
Less than one year	$640	$626
After one year through five years	3,435	3,285
After five years through ten years	10,912	9,455
After ten years	27,710	20,292
Mortgage-backed securities	24,762	21,453
Asset-backed securities	1	28
Total Debt Securities	$67,460	$55,139

The Company's mortgage-backed securities and asset-backed securities have stated maturities that may differ from actual maturities due to the borrowers' ability to prepay obligations. Cash flows from such investments are dependent upon the performance of the underlying assets and are generally influenced by interest rates. In the table above, mortgage-backed securities and asset-backed securities are shown in the aggregate.

Equity Securities

At June 30, 2025 and December 31, 2024, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended June 30, 2025 and 2024, the Company recognized an unrealized gain of $65,000 and $0, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the six months ended June 30, 2025 and 2024, the Company recognized an unrealized gain of $111,000 and $11,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no purchases or sales of equity securities during the three and six months ended June 30, 2025 and 2024.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$154,938	$161,331
Home Equity	46,840	47,456
Commercial (2)	324,321	320,984
Total real estate loans	526,099	529,771
Other Loans:
Commercial	16,412	15,728
Consumer	11,919	991
Total gross loans	554,430	546,490
Net deferred loan costs	3,123	3,263
Allowance for credit losses on loans	(5,164)	(5,133)
Loans receivable, net	$552,389	$544,620

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

Real estate loans of approximately $121.3 million and $39.4 million in unpaid principal balance were pledged as collateral for FHLBNY advances as of June 30, 2025 and December 31, 2024, respectively.

Total loans are stated at the principal amounts outstanding, net of unamortized loan fees and costs, with interest income accrued based upon the outstanding principal balance and the terms of the loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Loans are reported by the portfolio segments identified above and are analyzed by management on this basis. All loan policies identified below apply to all segments of the loan portfolio.

Accrued interest on loans of $2.6 million and $2.5 million at June 30, 2025 and December 31, 2024, respectively, is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

Allowance for Credit Losses for Loans

The loan portfolio is segmented into the following loan types by risk level:

Real Estate Loans:

•
One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York’s housing market has consistently demonstrated stability in home prices despite changing economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures verify that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.
•
Home Equity - are loans or lines of credit secured by first or second liens on owner-occupied residential real estate primarily held in the Western New York region. These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. The Company does not originate interest only home equity loans.
•
Commercial Real Estate – are loans used to finance the purchase of real property, which generally consists of developed real estate that is held as first lien collateral for the loan. These loans are secured by real estate properties that are primarily held in the Western New York region. Commercial real estate lending involves additional risks compared with one- to four-family residential lending, because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan, and repayment of such loans may be subject to adverse conditions in the real estate market or economic conditions to a greater extent than one- to four-family residential mortgage loans. Also, commercial real estate loans typically involve relatively large loan balances concentrated with single borrowers or groups of related borrowers.

Other Loans:

•
Commercial – includes business installment loans, lines of credit, and other commercial loans. Most of our commercial loans are for terms generally not in excess of 5 years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.
•
Consumer – consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans, and lines of credit. Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability and therefore are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Included in the Real Estate Loans for one-to four-family and commercial real estate are loans to finance the construction of either a one- to four-family owner occupied home or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family residential mortgage or a commercial real estate mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm or other third party. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

The following tables detail the changes in the allowance for credit losses by loan segment as well as the distribution of the allowance for credit losses and gross loans receivable by loan segment and impairment method at or for the three and six months ended June 30, 2025 and 2024.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2025
Allowance for Credit Loss on Loans
Balance – April 1, 2025	$714	$117	$4,197	$131	$11	$5,170
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—	—
(Credit) provision	20	(11)	(30)	16	5	—
Balance – June 30, 2025	$734	$106	$4,167	$147	$10	$5,164

Balance - January 1, 2025	$390	$137	$4,171	$421	$14	$5,133
Charge-offs	—	—	—	—	(13)	(13)
Recoveries	4	—	—	—	1	5
Provision (credit)	340	(31)	(4)	(274)	8	39
Balance – June 30, 2025	$734	$106	$4,167	$147	$10	$5,164
Ending balance: individually evaluated	$—	$—	$—	$—	$2	$2
Ending balance: collectively evaluated	$734	$106	$4,167	$147	$8	$5,162

Gross Loans Receivable(3):
Ending balance	$154,938	$46,840	$324,321	$16,412	$11,919	$554,430
Ending balance: individually evaluated	$1,531	$109	$94	$—	$2	$1,736
Ending balance: collectively evaluated	$153,407	$46,731	$324,227	$16,412	$11,917	$552,694

(1)
There were no one-to four-family construction loans at June 30, 2025.
(2)
Includes commercial construction loans of $17.0 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,164) or net deferred loan costs of $3,123.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2024
Allowance for Credit Loss on Loans
Balance- April 1, 2024	$504	$249	$5,004	$467	$13	$6,237
Charge-offs	—	—	—	—	(5)	(5)
Recoveries	2	—	—	—	3	5
(Credit) provision	(33)	(33)	(315)	56	4	(321)
Balance – June 30, 2024	$473	$216	$4,689	$523	$15	$5,916

Balance- January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(13)	(13)
Recoveries	5	—	—	—	5	10
(Credit) provision	(64)	3	(542)	52	7	(544)
Balance – June 30, 2024	$473	$216	$4,689	$523	$15	$5,916
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$473	$216	$4,689	$523	$15	$5,916
Gross Loans Receivable(3):
Ending balance	$166,075	$48,612	$312,396	$18,578	$1,047	$546,708
Ending balance: individually evaluated	$136	$—	$1,242	$—	$—	$1,378
Ending balance: collectively evaluated	$165,939	$48,612	$311,154	$18,578	$1,047	$545,330

(1)
There were no one-to four-family construction loans at June 30, 2024.
(2)
Includes commercial construction loans of $14.1 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,916) or net deferred loan costs of $3,545.

The following table summarizes the distribution of the allowance for credit losses and loans receivable by loan segment and impairment method as of December 31, 2024:

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)

December 31, 2024
Allowance for Credit Losses on Loans
Balance – December 31, 2024	$390	$137	$4,171	$421	$14	$5,133
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$390	$137	$4,171	$421	$14	$5,133

Gross Loans Receivable(3):
Ending Balance	$161,331	$47,456	$320,984	$15,728	$991	$546,490
Ending balance: individually evaluated	$131	$—	$1,242	$—	$—	$1,373
Ending balance: collectively evaluated	$161,200	$47,456	$319,742	$15,728	$991	$545,117

(1)
There were no one- to four-family construction loans at December 31, 2024.
(2)
Includes commercial construction loans of $18.9 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,133) or deferred loan costs of $3,263.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statements of financial condition, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024 was as follows:

For the six months ended June 30, 2025
(Dollars in thousands)
Balance at December 31, 2024	$314
Provision (Credit) for Credit Losses	9
Balance at March 31, 2025	$323
Provision (Credit) for Credit Losses	—
Balance at June 30, 2025	$323

For the six months ended June 30, 2024
(Dollars in thousands)
Balance at December 31, 2023	$487
Provision (Credit) for Credit Losses	(129)
Balance at March 31, 2024	$358
Provision (Credit) for Credit Losses	36
Balance at June 30, 2024	$394

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at June 30, 2025 and December 31, 2024.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	June 30,	December 31,	June 30,	December 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$1,567	$1,891	$1,567	$1,891
Home Equity	114	683	114	683
Commercial Real Estate (2)	94	1,226	94	1,226
Other Loans:
Commercial	—	—	—	—
Consumer	2	4	—	4
Total loans	$1,777	$3,804	$1,775	$3,804

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the three and six months ended June 30, 2025 and the three and six months ended June 30, 2024. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
June 30, 2025:
Real Estate Loans:
Residential, one- to four-family(1)	$445	$461	$364	$1,270	$153,668	$154,938
Home equity	118	119	36	273	46,567	46,840
Commercial(2)	—	—	94	94	324,227	324,321
Other Loans:
Commercial	—	—	—	—	16,412	16,412
Consumer	56	—	—	56	11,863	11,919
Total	$619	$580	$494	$1,693	$552,737	$554,430

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family(1)	$1,035	$454	$662	$2,151	$159,180	$161,331
Home equity	318	26	596	940	46,516	47,456
Commercial(2)	—	—	1,242	1,242	319,742	320,984
Other Loans:
Commercial	—	—	—	—	15,728	15,728
Consumer	3	2	—	5	986	991
Total	$1,356	$482	$2,500	$4,338	$542,152	$546,490

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial real estate construction loans.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. For collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is measured on an individual loan basis based on the difference between the fair value of the loan’s collateral, which is adjusted for liquidation costs, and the amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance for credit losses is required. Refer to Note 8 - Fair Value of Financial Instruments for additional information.

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of June 30, 2025 and December 31, 2024 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Real Estate	Assets	Land	Real Estate	Other	Loans
June 30, 2025:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,567	$—	$—	$—	$—	$1,567
Home Equity	114	—	—	—	—	114
Commercial	—	—	—	94	—	94
Consumer	—	—	—	—	—	—
Total	$1,681	$—	$—	$94	$—	$1,775
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family	$143	$—	$—	$—	$—	$143
Commercial	200	—	1,026	—	—	1,226
Total	$343	$—	$1,026	$—	$—	$1,369

There was no allowance for credit losses recorded on the above noted collateral-dependent loans as of June 30, 2025 and December 31, 2024.

Credit Quality Indicators

The Company’s policies provide for the classification of loans as follows:

•
Pass/Performing;
•
Special Mention – does not currently expose the Company to a sufficient degree of risk but does possess credit deficiencies or potential weaknesses deserving the Company’s close attention;
•
Substandard – has one or more well-defined weaknesses and are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. A substandard asset would be one inadequately protected by the current net worth and paying capacity of the obligor or pledged collateral, if applicable;
•
Doubtful – has all the weaknesses inherent in substandard loans with the additional characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss; and
•
Loss – loan is considered uncollectible and continuance without the establishment of a specific valuation reserve is not warranted.

Each commercial loan is individually assigned a loan classification. The Company’s consumer loans, including residential one- to four-family loans and home equity loans, are classified by using the delinquency status as the basis for classifying these loans. Generally, all consumer loans more than 90 days past due are classified and placed into non-accrual status. Such loans that are considered by management to be well-secured and in the process of collection will remain in accrual status.

Asset quality indicators for all loans and the Company’s risk rating process are reviewed on a monthly basis. Risk ratings are updated as circumstances that could affect the repayment of individual loans are brought to management’s attention through an established monitoring process. Written action plans are maintained and reviewed on a quarterly basis for all classified commercial loans. In addition to the Company’s internal process, an outsourced independent credit review function is in place for commercial and certain consumer loans to further assess assigned risk classifications and monitor compliance with internal lending policies and procedures.

The following table presents gross loans by credit quality indicator by origination year at June 30, 2025 as well as gross charge-offs by year of origination for the six months ended June 30, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
June 30, 2025:	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$1,195	$5,141	$10,917	$31,610	$25,970	$78,228	$—	$153,061
Substandard	—	—	—	490	152	1,235	—	1,877
Doubtful	—	—	—	—	—	—	—	—
Total	$1,195	5,141	$10,917	$32,100	$26,122	$79,463	$—	$154,938
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity(2):
Pass	$499	$97	$2,323	$1,979	$67	$433	$41,245	46,643
Substandard	—	—	—	—	—	—	197	197
Doubtful	—	—	—	—	—	—	—	—
Total	$499	$97	$2,323	$1,979	$67	$433	$41,442	$46,840
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$14,400	$36,150	$17,981	$83,012	$39,380	$124,097	$2	$315,022
Special mention	—	—	292	—	—	880	—	1,172
Substandard	—	—	—	—	—	8,127	—	8,127
Doubtful	—	—	—	—	—	—	—	—
Total	$14,400	$36,150	$18,273	$83,012	$39,380	$133,104	$2	$324,321
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$1,902	$1,783	$833	$1,761	$321	$1,835	$4,878	$13,313
Special mention	—	—	—	—	115	—	—	115
Substandard	—	—	—	—	—	2,028	956	2,984
Doubtful	—	—	—	—	—	—	—	—
Total	$1,902	$1,783	$833	$1,761	$436	$3,863	$5,834	$16,412
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$11,183	$187	$75	$88	$1	$180	$203	$11,917
Substandard	—	—	—	—	—	—	2	2
Doubtful	—	—	—	—	—	—	—	—
Total	$11,183	$187	$75	$88	$1	$180	$205	$11,919
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$13	$13

(1)
There were no one- to four-family construction loans at June 30, 2025.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans.

The following table presents gross loans by credit quality indicator by origination year at December 31, 2024 as well as gross charge-offs by year of origination for the year ended December 31, 2024:

	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
December 31, 2024:	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$5,554	$11,684	$33,058	$26,594	$16,272	$66,081	$—	$159,243
Substandard	—	—	447	265	—	1,377	—	2,088
Doubtful	—	—	—	—	—	—	—	—
Total	$5,554	11,684	$33,504	$26,859	$16,272	$67,458	$—	$161,331
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity(2):
Pass	$102	$2,712	$2,297	$76	$34	$574	$40,899	46,694
Substandard	—	—	—	—	—	—	762	762
Doubtful	—	—	—	—	—	—	—	—
Total	$102	$2,712	$2,297	$76	$34	$574	$41,661	$47,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$33,959	$17,498	$84,218	$41,871	$33,021	$97,472	$644	$308,683
Special mention	—	—	—	—	895	1,646	—	2,541
Substandard	—	—	—	—	1,242	8,517	—	9,759
Doubtful	—	—	—	—	—	—	—	—
Total	$33,959	$17,498	$84,218	$41,871	$35,158	$107,636	$644	$320,984
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$3,232	$981	$1,980	$483	$349	$1,745	$2,725	$11,496
Special mention	—	—	—	165	—	146	782	1,093
Substandard	—	—	—	—	—	2,183	956	3,139
Doubtful	—	—	—	—	—	—	—	—
Total	$3,232	$981	$1,980	$648	$349	$4,074	$4,463	$15,728
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$258	$118	$138	$35	$98	$115	$223	$986
Substandard	—	—	—	—	—	—	4	4
Doubtful	—	—	—	—	—	—	—	—
Total	$258	$118	$138	$35	$98	$115	$228	$991
Current period gross charge-offs	$5	$—	$2	$—	$—	$—	$34	$41

(1)
There were no one- to four-family construction loans at December 31, 2024.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans.

Modifications with Borrowers Experiencing Financial Difficulty:

Occasionally, the Company modifies loans to borrowers in financial distress by providing modifications to loans that it would not normally grant. Such modifications could include principal forgiveness, term extension, a significant payment delay, an interest rate reduction or the addition of a co-borrower or guarantor. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the allowance for credit losses.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification.

In some cases, the Company provides multiple types of modifications on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another modification may be granted, such as principal forgiveness.

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 or 2024.

There were no modified loans that were past due or on non-accrual as of June 30, 2025 or December 31, 2024.

There were no loans to borrowers experiencing financial difficulty during the six months ended June 30, 2025 and 2024 that had a payment default and were modified in the twelve months prior.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from amortized cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was no foreclosed real estate at June 30, 2025, and December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $292,000 at June 30, 2025 and $927,000 at December 31, 2024.

Note 5 - Deposits

Deposits consist of the following at the dates indicated:

	June 30, 2025		December 31, 2024

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$91,459	—%	$96,412	—%
Interest bearing	66,284	0.10	65,020	0.09
Money market accounts	158,628	2.56	149,550	2.26
Savings accounts	97,655	0.06	54,322	0.06
Time deposits	213,473	3.57	207,674	3.96
	$627,499	1.88%	$572,978	2.04%

In connection with the Company's second-step conversion and related stock offering, $43.7 million of funds were collected and held on deposit in a segregated account and are included as savings deposits as of June 30, 2025.

Note 6 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2025 and 2024, in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”). Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows:

	Three Months Ended June 30,
	2025	2024
Numerator – net income	$1,919,000	$1,116,000
Denominator:
Basic weighted average shares outstanding	5,667,176	5,885,764
Increase in weighted average shares outstanding due to:
Stock options(1)	2,796	—
Diluted weighted average shares outstanding(1)	5,669,972	5,885,764

Earnings per share:
Basic	$0.34	$0.19
Diluted	$0.34	$0.19

	Six Months Ended June 30,
	2025	2024
Numerator – net income	$2,975,000	$2,130,000
Denominator:
Basic weighted average shares outstanding	5,656,795	5,865,744
Increase in weighted average shares outstanding due to:
Stock options(1)	3,578	—
Diluted weighted average shares outstanding(1)	5,660,373	5,865,744

Earnings per share:
Basic	$0.53	$0.36
Diluted	$0.53	$0.36

(1)
All stock options outstanding during the three and six months ended June 30, 2025 were included in the calculation of diluted earnings per share as none had anti-dilutive effects. Weighted average stock options to purchase 29,142 shares under the Company's 2006 Stock Option Plan and 17,750 shares under the Company's 2012 Equity Incentive Plan ("EIP") at $14.38 and $10.69, respectively, were outstanding during the three months ended June 30, 2024, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Weighted average stock options to purchase 40,408 shares under the Company's 2006 Stock Option Plan and 15,135 shares under the 2012 Equity Incentive Plan at an exercise price of $14.38 and $10.69, respectively, were outstanding during the six months ended June 30, 2024, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit losses is represented by the contractual amount of these commitments. There was a $323,000 and $316,000 allowance for credit losses associated with these commitments at June 30, 2025 and December 31, 2024, respectively.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	June 30,	December 31,
	2025	2024
	(Dollars in thousands)

Commitments to grant loans	$12,686	$3,098
Unfunded commitments to fund loans and lines of credit	92,087	96,711
Commercial and Standby letters of credit	720	765

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. The commitments for lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management’s credit evaluation of the customer.

Note 8 – Stock-based Compensation

As of June 30, 2025, the Company had three active stock-based compensation plans, which are described below. The compensation cost related to these plans was $106,000 and $88,000 for the three months ended June 30, 2025 and 2024, respectively, and $226,000 and $126,000 for the six months ended June 30, 2025 and 2024, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders, permitted the grant of options to its employees and non-employee directors for up to 297,562 shares of common stock. The Stock Option Plan expired on October 24, 2016, and grants of options can no longer be awarded.

Both incentive stock options and non-qualified stock options have been granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five year period.

A summary of the status of the Stock Option Plan during the six months ended June 30, 2025 and 2024 is presented below:

	2025			2024
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	27,822	$14.38		58,857	$14.38
Forfeited	—	—		(29,715)	14.38
Outstanding at end of period	27,822	$14.38	1.3 years	29,142	$14.38	2.3 years
Options exercisable at end of period	27,822	$14.38	1.3 years	29,142	$14.38	2.3 years

:At June 30, 2025, stock options granted under this plan had an intrinsic value of $40,000 and there were no remaining options available for grant under the Stock Option Plan. At June 30, 2025, all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorizes the issuance of up to 180,000 shares of common stock pursuant to grants of restricted stock awards and up to 20,000 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and non-employee directors of Lake Shore Bancorp or its subsidiaries were eligible to receive awards under the 2012 EIP, except that non-employees may not be granted incentive stock options. The 2012 EIP expired on April 24, 2024, and grants of awards can no longer be made.

A summary of the status of unvested restricted stock awards under the 2012 EIP for the six months ended June 30, 2025 and 2024 is as follows:

	For the Six Months Ended June 30, 2025	Weighted Average Grant Price (per Share)	For the Six Months Ended June 30, 2024	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	57,001	$11.10	17,719	$13.94
Granted	—	—	52,252	10.69
Vested	(32,782)	11.37	(10,926)	13.64
Unvested shares outstanding at end of period	24,219	$10.73	59,045	$11.12

As of June 30, 2025, there were 154,128 shares of restricted stock vested or distributed to eligible participants under the 2012 EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the EIP amounted to $35,000 and $65,000 for the three months ended June 30, 2025 and 2024, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $114,000 and $80,000 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, $243,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 34.1 months.

A summary of the status of stock options under the 2012 EIP for the six months ended June 30, 2025 and 2024 is presented below:

	2025				2024
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	13,100	$11.76	$28,000		13,101	$14.38
Granted	—	—			9,306	10.69
Forfeited	—	—			(2,407)	14.38
Outstanding at end of period	13,100	$11.76	$53,000	6.6 years	20,000	$12.66	$17,000	5.8 years

Options exercisable at end of period	5,655	$13.17	$15,000	3.8 years	10,694	$14.38	$—	2.3 years

Compensation expense related to unvested stock options under the 2012 EIP amounted to $1,000, for the three months ended June 30, 2025 and 2024. Compensation expense related to unvested stock options under the 2012 EIP amounted to $2,000 and $1,000 for the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025, $22,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 3.8 years. During April 2024, the Company granted all remaining options available under the 2012 EIP. The 2012 EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

2025 Equity Incentive Plan

On February 4, 2025, the stockholders of Lake Shore Bancorp, Inc. approved the Company's 2025 Equity Incentive Plan ("2025 EIP") which authorized the issuance of up to 300,000 shares of common stock pursuant to grants of restricted stock, restricted stock units, non-qualified stock options, and incentive stock options. Employees of the Company and Lake Shore Bank and non-employee members of the Company's Board of Directors are eligible to receive grants of stock-based awards under the 2025 EIP.

The Compensation Committee of the Board of Directors granted restricted stock awards under the 2025 EIP during the six months ended June 30, 2025 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 12, 2025	4,720	100% on March 12, 2026	$15.77	Non-employee directors
March 12, 2025	22,477	25% per year for four years with first vesting on March 12, 2026	$15.77	Employees

A summary of the status of unvested restricted stock awards under the 2025 EIP for the six months ended June 30, 2025 is as follows:

	At June 30, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	—	$—
Granted	27,197	15.77
Unvested shares outstanding at end of period	27,197	$15.77

As of June 30, 2025, there were no shares of restricted stock vested or distributed to eligible participants under the 2025 EIP. There were 272,803 remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $40,000 for the three months ended June 30, 2025 and $49,000 for the six months ended June 30, 2025. At June 30, 2025, $380,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 38.7 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 238,050 shares of stock on the open market at an average price of $10.70 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As of June 30, 2025, the balance of the loan to the ESOP was $1.2 million and the fair value of unallocated shares was $1.4 million. As of June 30, 2025, there were 71,557 allocated shares and 87,284 unallocated shares compared to 66,117 allocated shares and 95,219 unallocated shares at December 31, 2024. The ESOP compensation expense was $30,000 for the three months ended June 30, 2025 and $23,000 for the three months ended June 30, 2024 based on 1,984 shares earned in each of those quarters. The ESOP compensation expense was $61,000 for the six months ended June 30, 2025 and $46,000 for the six months ended June 30, 2024 based on 3,968 shares earned in each of those six month periods.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2025 and December 31, 2024 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities measurements (Level 1) and the lowest priority to unobservable input measurements (Level 3). The three levels of the fair value hierarchy are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly.

Level 3: Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the inputs and assumptions that market participants would use in pricing the assets or liabilities.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at June 30, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,922	$—	$1,922	$—
Municipal bonds	31,736	—	31,736	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	8	—
Collateralized mortgage obligations-government sponsored entities	8,358	—	8,358	—
Government National Mortgage Association	47	—	47	—
Federal National Mortgage Association	8,882	—	8,882	—
Federal Home Loan Mortgage Corporation	4,158	—	4,158	—
Asset-backed securities:
Private label	27	—	27	—
Government sponsored entities	1	—	1	—
Total Debt Securities Available for Sale	55,139	—	55,139	—
Equity Securities	184	184	—	—
Total Securities	$55,323	$184	$55,139	$—

	Fair Value Measurements at December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,851	$—	$1,851	$—
Municipal bonds	32,288	—	32,288	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	9	—
Collateralized mortgage obligations-government sponsored entities	8,942	—	8,942	—
Government National Mortgage Association	50	—	50	—
Federal National Mortgage Association	9,013	—	9,013	—
Federal Home Loan Mortgage Corporation	4,240	—	4,240	—
Asset-backed securities:
Private label	28	—	28	—
Government sponsored entities	1	—	1	—
Total Debt Securities Available for Sale	56,422	—	56,422	—
Equity Securities	73	73	—	—
Total Securities	$56,495	$73	$56,422	$—

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•
Investment securities - the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information, and the security’ terms and conditions, among other observations. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

In addition to disclosure of the fair value of assets on a recurring basis, GAAP requires disclosures for assets and liabilities measured at fair value on a non-recurring basis. The following is a description of the valuation methods used for assets that may be measured at fair value on a non-recurring basis.

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company did not record an allowance for credit losses for its collateral-dependent loans as of June 30, 2025 and December 31, 2024.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was no foreclosed real estate at June 30, 2025 and December 31, 2024. The Company did not have repossessed assets at June 30, 2025 and December 31, 2024.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $172,000 and $177,000 at June 30, 2025 and December 31, 2024, respectively, and were included as a component of other assets on the consolidated statements of financial condition.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2025
Mortgage servicing rights	$172	$—	$—	$172

At December 31, 2024
Mortgage servicing rights	$177	$—	$—	$177

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At June 30, 2025
Mortgage servicing rights	$172	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	4.47 - 5.58 years	5.03 years

At December 31, 2024
Mortgage servicing rights	177	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	5.17 - 6.17 years	5.67 years

(1)
The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2025
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$75,367	$75,367	$75,367	$—	$—
Securities	55,323	55,323	184	55,139	—
Federal Home Loan Bank stock	763	763	—	763	—
Loans receivable, net	552,389	539,242	—	—	539,242
Accrued interest receivable	2,878	2,878	—	2,878	—
Bank-owned life insurance	29,778	29,778	—	29,778	—
Mortgage servicing rights	172	172	—	—	172
Financial liabilities:
Deposits	627,499	626,206	—	626,206	—
Long-term debt	2,000	1,986	—	1,986	—
Accrued interest payable	41	41	—	41	—

	Fair Value Measurements at December 31, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,131	$33,131	$33,131	$—	$—
Securities	56,495	56,495	73	56,422	—
Federal Home Loan Bank stock	1,157	1,157	—	1,157	—
Loans receivable, net	544,620	525,728	—	—	525,728
Accrued interest receivable	2,819	2,819	—	2,819	—
Bank-owned life insurance	29,340	29,340	—	29,340	—
Mortgage servicing rights	177	177	—	—	177
Financial liabilities:
Deposits	572,978	572,082	—	572,082	—
Long-term debt	10,250	10,199	—	10,199	—
Accrued interest payable	99	99	—	99	—

Note 10 – Treasury Stock

During the three and six months ended June 30, 2025, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of June 30, 2025, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2025, the Company transferred 27,197 shares of common stock out of treasury stock under the 2025 Equity Incentive Plan, at an average cost of $9.39 per share, to fund awards that had been granted under the plan. During the six months ended June 30, 2025, the Company repurchased 3,251 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $15.59 per share.

During the three and six months ended June 30, 2024, the Company did not repurchase any shares of common stock under the existing stock repurchase program. As of June 30, 2024, there were 30,626 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2024, the Company transferred 52,252 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $10.69 per share, to fund awards that had been granted under the plan. During the six months ended June 30, 2024, the Company repurchased 1,504 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.62 per share.

Note 11 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of other comprehensive income (loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Three Months June 30, 2025			For the Three Months June 30, 2024
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$271	$(57)	$214	$(530)	$111	$(419)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(1)	—	(1)	(3)	1	(2)
Total Other Comprehensive Income (Loss)	$270	$(57)	$213	$(533)	$112	$(421)

	For the Six Months June 30, 2025			For the Six Months June 30, 2024
	Pre-Tax Amount	Tax (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$288	$(60)	$228	$(1,539)	$322	$(1,217)
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(2)	—	(2)	(3)	1	$(2)
Total Other Comprehensive Income (Loss)	$286	$(60)	$226	$(1,542)	$323	$(1,219)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Income (Loss)	for the three months ended June 30,		on the Consolidated
Components	2025	2024	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) losses on securities available for sale:
Recovery on previously impaired investment securities	(1)	(3)	Recovery on previously impaired investment securities
Provision for income tax expense	—	1	Income tax expense
Total reclassification for the period	$(1)	$(2)	Increase to Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Income (Loss)	for the six months ended June 30,		on the Consolidated
Components	2025	2024	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) losses on securities available for sale:
Recovery on previously impaired investment securities	$(2)	$(3)	Recovery on previously impaired investment securities
Provision for income tax expense	—	1	Income tax expense
Total reclassification for the period	$(2)	$(2)	Increase to Net Income

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Safe-Harbor

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that are based on current expectations, estimates and projections about the Company’s and the Bank’s industry, and management’s beliefs and assumptions. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements.

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

•
the strength of the United States economy in general and of the local economies in which we conduct operations;
•
the effect of change in monetary and fiscal policy, including changes in interest rate policies of the Board of Governors of the Federal Reserve System;
•
inflation, and market and monetary fluctuations;
•
climate change;
•
tariffs;
•
deterioration in the credit quality of our loan portfolio and/or the value of the collateral securing repayment of loans;
•
unanticipated changes in our liquidity position;
•
reduction in the value of our investment securities;
•
the cost and ability to attract and retain key employees;
•
regulatory or legal developments, tax policy changes;
•
our ability to implement and execute our business plan and strategy and expand our operations;
•
the ability of our customers to make loan payments;
•
the effect of competition on rates of deposit and loan growth and net interest margin;
•
our ability to continue to control costs and expenses;
•
any future FDIC insurance premium increases, or special assessment may adversely affect our earnings;
•
risks from data loss or other security breaches, including a breach of our operational or security systems, policies, or procedures, including cyber-attacks on us or on our third-party vendors or service providers;
•
the failure of financial institutions may adversely affect our business, and the market price of our common stock;
•
risks relating to pandemics and other public health issues;
•
risks relating to geopolitical conflicts;
•
changes in accounting principles, policies, or guidelines;
•
our success in managing the risks involved in our business; and
•
other economic, competitive, geopolitical, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Any and all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may differ from actual outcomes. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. Except as required by law, we undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2025 compared to the consolidated financial condition as of December 31, 2024 and the consolidated results of operations for the three and six months ended June 30, 2025 and 2024.

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits, borrowings, and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance, and other non-interest income activities as well as non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising, FDIC insurance, and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations, or government policies may materially impact the Company.

Recent Events

Effective July 18, 2025, Lake Shore Bancorp, Inc. (“Lake Shore Bancorp”) incorporated under the laws of the State of Maryland became the banking holding company of Lake Shore Bank, a New York commercial bank and its only wholly-owned subsidiary.

On January 27, 2025, Lake Shore, MHC, the former parent mutual holding company of Lake Shore Bancorp, Inc., a federal corporation ("Lake Shore Federal Bancorp"), adopted a Plan of Conversion and Reorganization (the "Plan") pursuant to which Lake Shore, MHC, would undertake a "second-step" conversion and Lake Shore Savings Bank, a federally chartered savings bank, the wholly-owned subsidiary of Lake Shore Bancorp Federal, would reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure.

Pursuant to the Plan, (i) Lake Shore Savings Bank became the wholly-owned subsidiary of Lake Shore Bancorp, converted its charter to a New York chartered commercial bank, and was renamed as Lake Shore Bank, (ii) the shares of common stock of Lake Shore Federal Bancorp owned by persons other than Lake Shore, MHC (the shares owned by Lake Shore, MHC were canceled) were converted into shares of common stock of Lake Shore Bancorp based on an exchange ratio designed to preserve the percentage ownership interests of such persons (excluding shares of common stock of Lake Shore Bancorp purchased in the stock offering described below and cash received in lieu of issuance of fractional shares of common stock of Lake Shore Bancorp, and as adjusted to reflect certain assets held by Lake Shore, MHC), and (iii) Lake Shore Bancorp offered and sold shares of common stock, representing the ownership interest of Lake Shore, MHC in Lake Shore Federal Bancorp, in a subscription offering. The number and price of shares of Lake Shore Bancorp common stock sold in the offering and the exchange ratio were based on Lake Shore Bancorp's pro forma market value on a fully converted basis, as determined by an independent appraisal.

The Plan was subject to regulatory approval as well as approval by the depositors of Lake Shore Savings Bank and by Lake

Shore Federal Bancorp stockholders (including approval by the holders of a majority of the outstanding shares of Lake Shore Federal Bancorp's common stock held by persons other than the MHC). The Plan received all required regulatory, depositor and stockholder approval, and the conversion and offering were consummated on July 18, 2025.

The conversion was consummated through the merger of Lake Shore, MHC with and into Lake Shore Federal Bancorp, followed by the merger of Lake Shore Federal Bancorp with and into Lake Shore Bancorp, which occurred on July 18, 2025. In the subscription offering, Lake Shore Bancorp raised gross proceeds of $49.5 million by selling 4,950,460 shares of its common stock (approximately the midpoint of the offering range) at $10.00 per share to depositors of the Bank.

As part of the conversion transaction, each outstanding share of Lake Shore Federal Bancorp common stock owned by the public stockholders of Lake Shore Federal Bancorp (stockholders other than Lake Shore, MHC) as of the closing date were converted into shares of Lake Shore Bancorp's common stock based on an exchange ratio of 1.3549 shares of Lake Shore Bancorp's common stock for each share of Lake Shore Federal Bancorp common stock so that Lake Shore Federal Bancorp's existing public stockholders would own approximately the same percentage of Lake Shore Bancorp's common stock as they owned of Lake Shore Federal Bancorp's common stock immediately prior to the conversion. A total of 7,825,501 shares of common stock were outstanding following the completion of the stock offering. Earnings per share and other share information disclosed herein do not reflect the effect of Lake Shore Bancorp's conversion and related stock offering.

As previously reported on a Current Report on Form 8-K filed on July 24, 2025 with the SEC, the Company’s Board of Directors declared a cash dividend of $0.09 per share on its outstanding common stock on July 23, 2025. The dividend is expected to be paid on August 13, 2025 to stockholders of record as of August 4, 2025.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in accordance with GAAP. As a result, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. Critical accounting estimates includes the areas where the Company has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Company's financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Significant accounting policies followed by the Company are presented in Note 2 - Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included within Part II. Item 8. of its Annual Report on Form 10-K for the year ended December 31, 2024, and in Note 1: Basis of Presentation and Significant Accounting Policies and Estimates in Part I. Item 1. of this Form 10-Q.

Allowance for Credit Losses

Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to its portfolios of assets exhibiting credit risk, particularly in its loan portfolio, and the material effect that such judgments can have on our results of operations. Determining the amount requires significant judgment on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. As of June 30, 2025 and December 31, 2024, the allowance for credit losses on loans totaled $5.2 million and $5.1 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of June 30, 2025 and December 31, 2024, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $4.2 million, or 80.7%, and $4.2 million, or 81.3%, respectively.

The Company's methodology for maintaining its allowance for credit losses is based on historical loan-level performance experience and data, peer data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration of forecasted economic conditions may lead to further required increases to the allowance for credit losses. Conversely, improvements to forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $288,000, or 5.6%, representing a five basis points increase in the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of June 30, 2025. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of June 30, 2025.

Unexpected changes in economic growth could adversely affect our results of operations, including causing increases in delinquencies and default rates on loans, which would adversely impact our charge-offs, allowance for credit losses, and provision for credit losses. Deterioration in real estate values, employment data and household incomes may also result in higher credit losses for us. Also, in the ordinary course of business, we may be subject to a concentration of credit risk to a particular industry, counterparty, borrower or issuer. A deterioration in the financial condition or prospects of a particular industry or a failure or downgrade of, or default by, any particular entity or group of entities could negatively impact our business, perhaps materially, and the systems by which we set limits and monitor the level of our credit exposure to individual entities and industries, may not function as we have anticipated.

Analysis of Net Interest Income

Net interest income represents the difference between the interest we earn on our interest-earning assets, such as commercial and residential mortgage loans and investment securities, and the expense we pay on interest-bearing liabilities, such as deposits and borrowings. Net interest income depends on both the volume of our interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on them.

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets for each principal category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $100,000 and $142,000 for the three months ended June 30, 2025 and 2024, respectively. The net amortization of deferred loan fees and costs were $163,000 and $266,000 for the six months ended June 30, 2025 and 2024, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$27,162	$270	3.98%	$52,618	$647	4.92%
Securities(1)	56,222	368	2.62%	58,988	414	2.81%
Loans, including fees	553,550	8,469	6.12%	551,091	7,693	5.58%
Total interest-earning assets	636,934	$9,107	5.72%	662,697	$8,754	5.28%
Other assets	52,724			49,661
Total assets	$689,658			$712,358

Interest-bearing liabilities
Demand & NOW accounts	$64,337	$15	0.09%	$67,167	$16	0.10%
Money market accounts	153,547	955	2.49%	140,759	947	2.69%
Savings accounts(3)	58,286	9	0.06%	60,528	10	0.07%
Time deposits	217,101	1,969	3.63%	228,023	2,398	4.21%
Borrowed funds & other interest-bearing liabilities	3,869	37	3.83%	25,313	177	2.80%
Total interest-bearing liabilities	497,140	$2,985	2.40%	521,790	$3,548	2.72%
Other non-interest bearing liabilities	100,826			104,529
Stockholders' equity	91,692			86,039
Total liabilities & stockholders' equity	$689,658			$712,358
Net interest income		$6,122			$5,206
Interest rate spread			3.32%			2.56%
Net interest margin			3.84%			3.14%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 3.03% and 3.20% for the three months ended June 30, 2025 and 2024, respectively. Yields above are not presented on a tax equivalent basis.

(2) Annualized.

(3) Included within savings accounts as of June 30, 2025 is $43.7 million of funds collected and held on deposit in a segregated account in connection with the Company's stock offering. The average rate paid on these funds was 5 basis points and the collection of these funds resulted in a $3.8 million increase in the average balance of savings accounts during the three months ended June 30, 2025.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$25,372	$504	3.97%	$48,329	$1,246	5.16%
Securities(1)	57,008	748	2.62%	60,358	838	2.78%
Loans, including fees	549,578	16,222	5.90%	553,621	15,279	5.52%
Total interest-earning assets	631,958	$17,474	5.53%	662,308	$17,363	5.24%
Other assets	52,193			50,263
Total assets	$684,151			$712,571

Interest-bearing liabilities
Demand & NOW accounts	$63,565	$30	0.09%	$68,460	$33	0.10%
Money market accounts	153,116	1,822	2.38%	140,277	1,913	2.73%
Savings accounts(3)	55,927	18	0.06%	61,606	21	0.07%
Time deposits	212,975	3,920	3.68%	225,101	4,648	4.13%
Borrowed funds & other interest-bearing liabilities	5,046	97	3.84%	27,434	409	2.98%
Total interest-bearing liabilities	490,629	$5,887	2.40%	522,878	$7,024	2.69%
Other non-interest bearing liabilities	102,202			103,414
Stockholders' equity	91,320			86,279
Total liabilities & stockholders' equity	$684,151			$712,571
Net interest income		$11,587			$10,339
Interest rate spread			3.13%			2.55%
Net interest margin			3.67%			3.12%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 3.03% and 3.16% for the six months ended June 30, 2025 and 2024, respectively. Yields above are not presented on a tax equivalent basis.

(2) Annualized.

(3) Included within savings accounts as of June 30, 2025 is $43.7 million of funds collected and held on deposit in a segregated account in connection with the Company's stock offering. The average rate paid on these funds was 5 basis points and the collection of these funds resulted in a $1.9 million increase in the average balance of savings accounts during the six months ended June 30, 2025.

Rate Volume Analysis. The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The tables show the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the later period to the volume change between the two periods. The effect of changes in rate is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30, 2025
	Compared to
	Three Months Ended June 30, 2024
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(124)	$(253)	$(377)
Securities	(28)	(18)	(46)
Loans, including fees	738	38	776
Total interest-earning assets	586	(233)	353
Interest-bearing liabilities:
Demand & NOW accounts	—	(1)	(1)
Money market accounts	(72)	80	8
Savings accounts	(1)	—	(1)
Time deposits	(330)	(99)	(429)
Total deposits	(403)	(20)	(423)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	65	(205)	(140)
Total interest-bearing liabilities	(338)	(225)	(563)
Total change in net interest income	$924	$(8)	$916

	Six Months Ended June 30, 2025
	Compared to
	Six Months Ended June 30, 2024
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits & federal funds sold	$(286)	$(456)	$(742)
Securities	(46)	(44)	(90)
Loans, including fees	1,062	(119)	943
Total interest-earning assets	730	(619)	111
Interest-bearing liabilities:
Demand & NOW accounts	(1)	(2)	(3)
Money market accounts	(244)	153	(91)
Savings accounts	(1)	(2)	(3)
Time deposits	(505)	(223)	(728)
Total deposits	(751)	(74)	(825)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	118	(430)	(312)
Total interest-bearing liabilities	(633)	(504)	(1,137)
Total change in net interest income	$1,363	$(115)	$1,248

As shown in the above tables, the increase in net interest income for the three months ended June 30, 2025 when compared to the three months ended June 30, 2024 was primarily impacted by an increase in the average yield of interest-earning assets, a decrease in the average interest rate paid on interest-bearing liabilities, and a decrease in the average balance of interest-bearing liabilities. This increase was partially offset by a decrease in the average balance of interest-earning assets when compared to the prior year period. The average yield of interest-earning assets increased by 44 basis points to 5.72% for the three months ended June 30, 2025 as compared to 5.28% for the same period in the prior year primarily as a result of a 54 basis points increase in the average yield of the loan portfolio. The average interest rate paid on interest-bearing liabilities decreased 32 basis points from 2.72% during the three months ended June 30, 2024 to 2.40% during the three months ended June 30, 2025. The decrease in the average interest rate paid on interest-bearing liabilities during the three months ended June 30, 2025 was primarily due to a 33 basis points decrease in the average interest rate paid on deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates and time deposit repricing. The average balance of interest-bearing liabilities decreased $24.7 million, from $521.8 million during the three months ended June 30, 2024 to $497.1 million during the three months ended June 30, 2025 as a result of decreases in the average balance of deposits of $3.2 million and the average balance of borrowed funds and other interest-bearing liabilities of $21.4 million. The decrease in the average balance of interest-earning assets was primarily due to a $25.5 million, or 48.4%, decrease in interest-earning deposits when compared to the prior year period. Net interest margin increased to 3.84% for the three months ended June 30, 2025 as compared to 3.14% for the same period of the prior year.

As shown in the above tables, the increase in net interest income for the six months ended June 30, 2025 was primarily impacted by an increase in the average yield of interest-earning assets, a decrease in the average interest rate paid on interest-bearing liabilities, and a decrease in the average balance of interest-bearing liabilities. This increase was partially offset by a decrease in the average balance of interest-earning assets when compared to the same period in the prior year. The average yield of interest-earning assets increased by 29 basis points to 5.53% for the six months ended June 30, 2025 as compared to the same period in the prior year primarily as a result of a 38 basis points increase in the average yield of the loan portfolio. The average interest rate paid on interest-bearing liabilities decreased 29 basis points from 2.69% during the six months ended June 30, 2024 to 2.40% during the six months ended June 30, 2025. The decrease in the average interest rate paid on interest-bearing liabilities during the six months ended June 30, 2025 was primarily due to a 29 basis points decrease in the average interest rate paid on deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates and time deposit repricing. The average balance of interest-bearing liabilities decreased $32.3 million, from $522.9 million during the six months ended June 30, 2024 to $490.6 million during the six months ended June 30, 2025 as a result of decreases in the average balance of deposits of $9.9 million and the average balance of borrowed funds and other interest-bearing liabilities of $22.4 million. The decrease in the average balance of interest-earning assets was primarily due to a $23.0 million, or 47.5%, decrease in interest-earning deposits when compared to the prior year period. Net interest margin increased to 3.67% for the six months ended June 30, 2025 as compared to 3.12% for the same period of the prior year.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total assets at June 30, 2025 were $734.8 million, an increase of $49.3 million, or 7.2%, as compared to $685.5 million at December 31, 2024 primarily due to increases in cash and cash equivalents and loans receivable, net.

Cash and cash equivalents increased by $42.2 million, or 127.5%, from $33.1 million at December 31, 2024 to $75.4 million at June 30, 2025. The increase in cash and cash equivalents was primarily due to an increase in interest earning deposits of $42.0 million, or 138.1%, as the result of $43.7 million of funds collected and held on deposit in a segregated account in connection with the Company's stock offering in the second quarter of 2025. The increase in cash and cash equivalents was partially offset by a decrease in long-term debt due to the repayment of Federal Home Loan Bank of New York ("FHLBNY") borrowings of $8.3 million.

Securities, at fair value, decreased by $1.2 million, or 2.1%, from $56.5 million at December 31, 2024 to $55.3 million at June 30, 2025, primarily due to securities paydowns of $1.5 million, partially offset by a $288,000 increase in the market value of the securities.

Net loans receivable increased during the six months ended June 30, 2025, as shown in the table below:

	At June 30,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$154,938	$161,331	$(6,393)	(4.0)%
Home equity	46,840	47,456	(616)	(1.3)%
Commercial(2)	324,321	320,984	3,337	1.0%
Total real estate loans	526,099	529,771	(3,672)	(0.7)%
Other Loans:
Commercial	16,412	15,728	684	4.3%
Consumer	11,919	991	10,928	1102.7%
Total gross loans	554,430	546,490	7,940	1.5%
Allowance for credit losses on loans	(5,164)	(5,133)	(31)	0.6%
Net deferred loan costs	3,123	3,263	(140)	(4.3)%
Loans receivable, net	$552,389	$544,620	$7,769	1.4%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

The loans receivable, net balance increased $7.8 million, or 1.4%, from $544.6 million at December 31, 2024 to $552.4 million at June 30, 2025. The increase was primarily due to increases in consumer loans and commercial real estate loans, partially offset by a decrease in residential, one- to four-family real estate loans. During the six months ended June 30, 2025, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk while continuing to reduce our reliance on wholesale funding sources.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	At or For the Six Months Ended June 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$5,133	$6,463
(Credit) provision for credit losses	39	(544)
Charge-offs:
Other loans:
Consumer	(13)	(13)
Total charge-offs	(13)	(13)
Recoveries:
Real estate loans:
Residential, one- to four-family	4	5
Other loans:
Consumer	1	5
Total recoveries	5	10
Net (charge-offs) recoveries	(8)	(3)
Balance at end of period	$5,164	$5,916

Average loans outstanding, including fees	$549,578	$553,621
Allowance for credit losses as a percent of loans at amortized cost	0.93%	1.08%
Allowance for credit losses as a percent of non-performing loans at amortized cost	290.53%	148.20%

When compared to December 31, 2024, the current modeled allowance for credit losses related to the loan portfolio increased by approximately $31 thousand, or 0.60%, of which $45 thousand was due to an increase in loan balance, which was partially offset by a decrease of $14 thousand due to a decrease in reserve rate for the blended portfolio. Such allowance for credit losses was calculated utilizing a discounted cash flow model as further described in Part I Item 1 - Note 1 - Basis of Presentation and Significant Accounting Policies and Estimates.

	For the Six Months Ended June 30,
	2025	2024
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	0.01%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	(0.14)%	(1.51)%
Ratio of net recoveries to average loans outstanding	—%	—%

For the six months ended June 30, 2025, consumer loan net charge-offs to average consumer loans outstanding, annualized, improved to (0.14)% from (1.51)% for the prior year period. This improvement was primarily driven by an increase in average consumer loans outstanding of $7.3 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024.

	At June 30,	At December 31,
	2025	2024
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$1,567	$1,891
Home equity	114	683
Commercial(2)	94	1,226
Other loans:
Consumer	2	4
Total non-accrual loans	1,777	3,804
Total non-performing loans	1,777	3,804
Foreclosed real estate	—	—
Total non-performing assets	$1,777	$3,804
Ratios:
Non-performing loans as a percent of total loans at amortized cost:	0.32%	0.69%
Non-performing assets as a percent of total assets:	0.24%	0.55%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets decreased by $2.0 million, or 53.3%, to $1.8 million at June 30, 2025 from $3.8 million at December 31, 2024, due to a decrease in non-accrual loans of $2.0 million. Contributing to this decrease was one commercial relationship representing two loans with a total amortized cost of $1.2 million being sold at foreclosure and one nonaccrual home equity loan with an amortized cost of $545,000 being paid in full during the second quarter of 2025. The Company had no loans past due 90 days or more but still accruing at June 30, 2025 or December 31, 2024.

Other assets increased $291,000, or 2.7%, to $11.0 million at June 30, 2025 from $10.7 million at December 31, 2024 as a result of normal operations.

The table below shows changes in deposit balances by type of deposit account between June 30, 2025 and December 31, 2024:

	At June 30,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$91,459	$96,412	$(4,953)	(5.1)%
Interest bearing	66,284	65,020	1,264	1.9%
Time deposits less than or equal to $250,000	181,110	173,745	7,365	4.2%
Money market	158,628	149,550	9,078	6.1%
Savings	97,655	54,322	43,333	79.8%
Total core deposits	595,136	539,049	56,087	10.4%
Non-core deposits
Time deposits greater than $250,000	32,363	33,929	(1,566)	(4.6)%
Total non-core deposits	32,363	33,929	(1,566)	(4.6)%
Total deposits	$627,499	$572,978	$54,521	9.5%

The increase in total deposits was primarily due to the collection of $43.7 million of funds held on deposit in connection with the Company's stock offering in the second quarter of 2025, which was included in the savings deposit account category above. In addition, the Company also had a 6.1% increase in money market accounts, a 4.2% increase in time deposits less than or equal to $250,000, and a 1.9% increase in interest bearing transaction accounts. These increases were partially offset by a 5.1% decrease in non-interest bearing transaction accounts and a 4.6% decrease in time deposits greater than $250,000. The increase in core time deposits and money market deposits was primarily due to an increase in customer demand for these types of deposit products as the result of the competitive interest rate environment. Our strategic focus remains centered on organic growth of deposits among our retail and commercial customers to reduce our reliance on wholesale funding and to strengthen customer relationships. At June 30, 2025 and December 31, 2024, our percentage of uninsured deposits to total deposits was 18.1% and 13.5%, respectively. Excluding the $43.7 million of funds collected and held on deposit in a segregated account in connection with the Company's stock offering in the second quarter of 2025, the Company's uninsured deposits to total deposits totaled 12.0% at June 30, 2025.

During the six months ended June 30, 2025, long-term borrowings decreased by $8.3 million, or 80.5%, to $2.0 million at June 30, 2025 from $10.3 million at December 31, 2024 in connection with the repayment of $8.3 million of long-term debt with the FHLBNY. The borrowings were paid off at maturity as part of a balance sheet management strategy to focus on organic deposit growth and reduce reliance on wholesale funding sources.

Total stockholders’ equity increased $3.0 million, or 3.4%, to $92.9 million at June 30, 2025 from $89.9 million at December 31, 2024. The increase in stockholders’ equity was primarily attributed to $3.0 million in net income earned during the six months ended June 30, 2025.

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024

General. Net income increased to $1.9 million during the three months ended June 30, 2025, or $0.34 per diluted share, an increase of $803,000, or 72.0%, compared to net income of $1.1 million, or $0.19 per diluted share, for the three months ended June 30, 2024. Our financial performance for the three months ended June 30, 2025 was positively impacted by an increase in net interest income along with a decrease in non-interest expenses.

Net Interest Income. Net interest income for the second quarter of 2025 increased by $916,000, or 17.6%, to $6.1 million as compared to $5.2 million for the second quarter of 2024. Net interest margin and interest rate spread were 3.84% and 3.32%, respectively, for the three months ended June 30, 2025 as compared to 3.14% and 2.56%, respectively, for the three months ended June 30, 2024.

Interest Income. Interest income for the three months ended June 30, 2025 was $9.1 million, an increase of $353,000, or 4.0%, compared to $8.8 million for the three months ended June 30, 2024. The increase in interest income from the prior year quarter was primarily due to an increase in interest earned on loans of $776,000, or 10.1%, as a result of an increase in the average yield on loans of 54 basis points. The increase in the average yield on loans was positively impacted by the recognition of $461,000 of interest income associated with the payoff of three loans on nonaccrual status during the second quarter of 2025. The increase was partially offset by a $377,000, or 58.3%, decrease in interest earned on interest-earning deposits resulting primarily from a decrease in the average balance of interest earning deposits of $25.5 million, or 48.4%. The decrease in the average balance of interest earning deposits from the prior year was primarily due to the repayment of FHLBNY borrowings during the period. Additionally, during the second quarter of 2025 as compared to the same period in 2024, there was a $46,000 decrease in interest earned on securities due to decreases in the average balance and average yield of securities of $2.8 million, or 4.7%, and 19 basis points, respectively.

Interest Expense. Interest expense for the three months ended June 30, 2025 was $3.0 million, a decrease of $563,000, or 15.9%, from $3.5 million for the three months ended June 30, 2024. The decrease in interest expense when compared to the prior year quarter was primarily due to a 32 basis points decrease in average interest rate paid on interest-bearing liabilities and a $24.7 million, or 4.7%, decrease in the average balance of interest-bearing liabilities. During the second quarter of 2025 as compared to the same period in 2024, interest expense on deposits decreased by $423,000, or 12.5%, due to a 33 basis points decrease in the average interest rate paid on deposit accounts and a $3.2 million, or 0.6%, decrease in the average balance of deposits. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. Average interest-bearing deposit balances decreased 0.6% during the second quarter of 2025 when compared to the second quarter of 2024 due to a decrease in all deposit categories except money market accounts. During the second quarter of 2025, interest expense on borrowed funds and other interest-bearing liabilities decreased by $140,000, or 79.1%, compared to the second quarter of 2024, primarily due to a $21.4 million, or 84.7%, decrease in average borrowed funds and other interest-bearing liabilities outstanding due to the repayment of $25.0 million of FHLBNY borrowings during 2024 and $8.3 million during the first half of 2025.

Provision (Credit) for Credit Losses. We recorded no provision for credit losses for the three months ended June 30, 2025, as compared to a credit to the provision of $285,000 for the three months ended June 30, 2024. The provision for credit losses of $0 for the three months ended June 30, 2025 was attributable to the modeled allowance for credit losses estimate derived as of June 30, 2025. The allowance for credit losses on loans and unfunded commitments and the corresponding provision for credit losses of $0 recognized during the second quarter of 2025 was the result of an increase in the calculation of expected quantitative losses inclusive of forecasted economic trends, primarily related to the residential mortgage loan pool, along with the impact of net charge offs during the period, offset by a decrease in the calculation of expected losses for the commercial loan pool.

Non-Interest Income. Non-interest income was $800,000 for the three months ended June 30, 2025, an increase of $62,000, or 8.4%, as compared to $738,000 for the three months ended June 30, 2024. The increase was primarily due to a $65,000 increase in unrealized gain on equity securities and a $23,000 increase in earnings on annuity assets in connection with the purchase of annuities during the fourth quarter of 2024, partially offset by a $14,000 decrease in service charges and fees.

Non-Interest Expense. Non-interest expense was $4.6 million for the three months ended June 30, 2025, a decrease of $272,000, or 5.6%, as compared to $4.9 million for the three months ended June 30, 2024. The decrease from the prior year quarter was primarily related to a decrease in FDIC insurance of $210,000, or 73.9%, as the result of a decrease in premium assessments related to remediating regulatory matters, and a decrease in professional services expense of $146,000, or 36.8%, as a result of management's efforts to decrease the use of external consultants and optimize operating expenses, partially offset by an increase in salaries and employee benefits of $198,000, or 7.5%.

Income Tax Expense. Income tax expense was $378,000 for the three months ended June 30, 2025, an increase of $162,000, or 75.0%, as compared to $216,000 for the three months ended June 30, 2024. The increase in income tax expense from the prior year quarter was due to an increase in pre-tax income earned during the current quarter as well as an increase in the effective tax rate during the second quarter of 2025. The effective tax rate was 16.5% for the three months ended June 30, 2025 as compared to 16.2% for the three months ended June 30, 2024.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024

General. Net income was $3.0 million for the six months ended June 30, 2025, or $0.53 per diluted share, an increase of $845,000, or 39.7%, compared to net income of $2.1 million, or $0.36 per diluted share, for the six months ended June 30, 2024. Net income for the six months ended June 30, 2025 was positively impacted by a $1.2 million increase in net interest income along with a decrease in non-interest expenses.

Net Interest Income. Net interest income for the six months ended June 30, 2025 increased by $1.2 million, or 12.1%, to $11.6 million as compared to $10.3 million for the first half of 2024. Net interest margin and interest rate spread were 3.67% and 3.13%, respectively, for the six months ended June 30, 2025 as compared to 3.12% and 2.55%, respectively, for the six months ended June 30, 2024.

Interest Income. Interest income increased by $111,000, or 0.6%, to $17.5 million for the six months ended June 30, 2025 when compared to the six months ended June 30, 2024. This increase was primarily due to an increase in the interest earned on loans of $943,000, or 6.2%, with a 38 basis points increase in the average yield on loans. This increase was mostly offset by a $742,000, or 59.6% decrease in interest earned on interest earning deposits resulting from a $23.0 million, or 47.5%, decrease in the average balance of interest-earning deposits and a 119 basis points decrease in the average yield of interest earning deposits primarily due to the repayment of FHLBNY borrowings during the period.

Interest Expense. Interest expense decreased $1.1 million, or 16.2%, to $5.9 million for the six months ended June 30, 2025, compared to $7.0 million for the six months ended June 30, 2024. The decrease in interest expense was primarily due to a 29 basis points decrease in average interest rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities of $32.2 million, or 6.2%. During the first half of 2025, there was a $825,000 decrease in interest expense on total deposit accounts when compared to the first half of 2024 due to a 29 basis points decrease in the average interest rate paid on total deposits along with a decrease in average total deposit balance of $9.9 million, or 2.0%. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. Average interest-bearing deposit balances decreased 2.0% during the first half of 2025 when compared to the first half of 2024 due to a decrease in all deposit categories except money market accounts. Interest expense on borrowed funds and other interest-bearing liabilities also decreased $312,000, or 76.3%, during the first half of 2025 when compared to the first half of 2024, primarily due to a $22.4 million, or 81.6%, decrease in the average balance of borrowed funds and other interest-bearing liabilities outstanding as we reduced our FHLBNY borrowings.

Provision (Credit) for Credit Losses. The Company recorded a $48,000 provision for credit losses on loans and unfunded commitments during the six months ended June 30, 2025, as compared to a credit of $637,000 to the provision for credit losses during the six months ended June 30, 2024. The increase in the allowance for credit losses on loans and unfunded commitments and the corresponding provision for credit losses recognized during the first half of 2025 was the result of an increase in the calculation of expected quantitative losses inclusive of forecasted economic trends, primarily related to the residential mortgage loan pool, partially offset by a decrease in the calculation of expected losses for the commercial loan pool.

Non-Interest Income. Non-interest income increased by $79,000, or 5.5%, to $1.5 million for the six months ended June 30, 2025, as compared to $1.4 million for the six months ended June 30, 2024. The increase was primarily due to a $100,000 increase in unrealized gain on equity securities and a $46,000 increase in earnings on annuity assets in connection with the purchase of annuities during the fourth quarter of 2024, partially offset by a $42,000 decrease in service charges and fees and a $17,000 decrease in debit card fees.

Non-Interest Expense. Non-interest expense was $9.5 million for the six months ended June 30, 2025, a decrease of $389,000, or 3.9%, as compared to $9.9 million for the six months ended June 30, 2024. The decrease related primarily to a decline in FDIC insurance expense of $417,000, or 74.1%, due to a decrease in premium assessments related to remediating regulatory matters. As a result of management's efforts to decrease the use of external consultants and optimize operating expenses, professional services decreased by $159,000, or 22.0%, and occupancy and equipment expenses decreased by $93,000, or 6.7%. These decreases were partially offset by an increase in salaries and employee benefits of $355,000, or 6.6%, and a $17,000, or 1.9%, increase in data processing primarily due to an increase in costs related to core system maintenance when compared to the prior year period.

Income Taxes Expense. Income tax expense was $585,000 for the six months ended June 30, 2025, an increase of $186,000, or 46.6%, as compared to $399,000 for the six months ended June 30, 2024. The increase in income tax expense from the first half of 2024 was primarily related to the increase in pre-tax income earned during the first half of 2025 and an increase in the effective tax rate during the first half of 2025. The effective tax rate was 16.4% for the first half of 2025 and 15.8% for the first half of 2024.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers, as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions, and funds provided from operations.

We have written agreements with the FHLBNY, which allow us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2025, the maximum amount that we could borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $90.3 million, which was collateralized by certain fixed-rate residential, one- to four-family loans. At June 30, 2025, and December 31, 2024, we had outstanding advances under this agreement of $2.0 million and $10.3 million, respectively. As of June 30, 2025, we had available borrowing capacity of $88.3 million under the aforementioned agreement with the FHLBNY.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At June 30, 2025, and December 31, 2024, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. Additionally, as of June 30, 2025, the Bank has uncollateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

Lastly, we have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of June 30, 2025 and December 31, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit outflows, calls of investment securities, and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Our primary investing activities include the origination of loans and the purchase of investment securities. For the six months ended June 30, 2025, we originated loans of approximately $37.9 million as compared to approximately $24.7 million of loans originated during the six months ended June 30, 2024. Loan originations exceeded principal repayments and other deductions during the six months ended June 30, 2025 by $8.0 million. The Company did not make any purchases of investment securities or sell any investment securities during the six months ended June 30, 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit, and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $627.5 million at June 30, 2025 as compared to $573.0 million at December 31, 2024. Approximately $188.4 million of time deposit accounts are scheduled to mature within one year as of June 30, 2025. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

We are committed to maintaining a strong liquidity position; therefore, we monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. The marginal cost of new funding, however, whether from deposits or borrowings from the FHLBNY, will be carefully considered as we monitor our liquidity needs. Therefore, in order to maintain sufficient liquidity and manage our cost of funds, we may consider wholesale funding options, including additional borrowings from the FHLBNY, in the future.

We do not anticipate any material capital expenditures in 2025. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At June 30, 2025, the Bank exceeded all of its regulatory capital requirements.

Regulatory Capital

The federal banking agencies have developed a “Community Bank Leverage Ratio” ("CBLR") (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. As of June 30, 2025 and December 31, 2024, the Bank’s Community Bank Leverage Ratio was 14.37% and 13.83%, respectively.

In order to be considered “well-capitalized” by the FDIC, a non-CBLR savings bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At June 30, 2025 and December 31, 2024, the Bank’s Tier 1 Leverage capital ratio was 14.37% and 13.83%, respectively, and its Total Risk-Based capital ratio was 18.94% and 18.79%, respectively. Accordingly, the Bank was considered to be well-capitalized under applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure is not required as the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

Refer to Part I, Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2024 and Forward-Looking Statements from Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a discussion of certain risks affecting us. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2025. The Company’s stock repurchase program was terminated effective July 18, 2025 in connection with the consummation of the conversion of Lake Shore, MHC from mutual-to-stock form.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 1 through April 30, 2025	1,100	$14.46	—	30,626
May 1 through May 31, 2025	—	—	—	30,626
June 1 through June 30, 2025	—	—	—	30,626
Total	1,100	$14.46	—	30,626

(1)
Shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting.
(2)
On August 13, 2021, our Board of Directors (the “Company”) adopted a new stock repurchase program. The stock repurchase program authorized the Company to repurchase up to an aggregate of 106,327 shares, or approximately 5% of its outstanding shares, excluding the shares held by Lake Shore, MHC.

Item 5. Other Information

During the second quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)*

________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

August 12, 2025	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2025	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)