Form 10-Q
period 2025-09-30
Lake Shore Bancorp, Inc. /MD/
filed 2025-11-12
CIK 2059653

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 7,825,501 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 6, 2025.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	September 30,	December 31,
	2025	2024
	(Dollars in thousands, except share and per share data)
	(Unaudited)
Assets
Cash and due from banks	$3,296	$2,710
Interest earning deposits	80,342	30,421
Cash and Cash Equivalents	83,638	33,131
Securities, at fair value	56,049	56,495
Federal Home Loan Bank stock, at cost	763	1,157
Loans receivable, net of allowance for credit losses of $4,869 in 2025 and $5,133 in 2024	552,611	544,620
Premises and equipment, net	7,217	7,218
Accrued interest receivable	3,003	2,819
Bank-owned life insurance	29,287	29,340
Other assets	10,234	10,724
Total Assets	$742,802	$685,504
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest bearing	$501,293	$476,566
Non-interest bearing	89,052	96,412
Total Deposits	590,345	572,978
Long-term debt	2,000	10,250
Advances from borrowers for taxes and insurance	1,439	3,225
Other liabilities and accrued interest payable	9,712	9,183
Total Liabilities	603,496	595,636
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized at September 30, 2025; no shares issued or outstanding at September 30, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized at September 30, 2025 and 25,000,000 shares authorized at December 31, 2024; 7,825,501 shares issued and 7,825,501 shares outstanding at September 30, 2025 and 9,262,793 shares issued and 7,770,658 shares outstanding at December 31, 2024	78	68
Additional paid-in capital	65,878	31,512
Treasury stock, at cost (No shares at September 30, 2025 and 1,492,135 shares at December 31, 2024)	—	(13,304)
Unearned shares held by ESOP	(4,784)	(938)
Unearned shares held by compensation plans	(395)	(311)
Retained earnings	87,121	82,805
Accumulated other comprehensive loss	(8,592)	(9,964)
Total Stockholders' Equity	139,306	89,868
Total Liabilities and Stockholders' Equity	$742,802	$685,504

Share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)
	(Unaudited)
Interest Income
Loans, including fees	$8,193	$7,730	$24,415	$23,010
Investment securities, taxable	166	188	481	593
Investment securities, tax-exempt	199	217	632	650
Interest-earning deposits	793	716	1,297	1,962
Total Interest Income	9,351	8,851	26,825	26,215
Interest Expense
Deposits	2,966	3,319	8,756	9,934
Long-term debt	18	139	96	525
Finance Lease and Other	12	10	31	33
Total Interest Expense	2,996	3,468	8,883	10,492
Net Interest Income	6,355	5,383	17,942	15,723
Credit to Provision for Credit Losses	(269)	(229)	(221)	(866)
Net Interest Income After Credit to Provision for Credit Losses	6,624	5,612	18,163	16,589
Non-Interest Income
Service charges and fees	276	284	786	835
Debit card fees	198	212	586	617
Earnings on bank-owned life insurance	469	287	907	722
Unrealized gain (loss) on equity securities	79	(4)	190	8
Recovery on previously impaired investment securities	1	1	4	4
Earnings on annuity assets	24	—	69	—
Other	18	11	48	50
Total Non-Interest Income	1,065	791	2,590	2,236
Non-Interest Expense
Salaries and employee benefits	2,855	2,742	8,624	8,155
Occupancy and equipment	630	680	1,921	2,064
Data processing	514	436	1,429	1,335
Professional services	303	361	868	1,085
Telephone and communications	76	104	247	310
FDIC insurance	78	130	224	693
Postage and supplies	94	62	231	202
Advertising	18	11	44	79
Other	275	287	758	783
Total Non-Interest Expense	4,843	4,813	14,346	14,706
Income before Income Taxes	2,846	1,590	6,407	4,119
Income Tax Expense	487	258	1,072	657
Net Income	$2,359	$1,332	$5,335	$3,462
Basic and diluted earnings per common share	$0.32	$0.18	$0.70	$0.46
Dividends declared per share	$0.09	$0.13	$0.22	$0.27

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,
	2025	2024
	(Dollars in thousands)
	(Unaudited)
Net Income	$2,359	$1,332
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	1,147	1,866
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(1)	(1)
Total Other Comprehensive Income	1,146	1,865
Total Comprehensive Income	$3,505	$3,197

	Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
	(Unaudited)
Net Income	$5,335	$3,462
Other Comprehensive Income, net of tax expense:
Unrealized holding gains on securities available for sale, net of tax expense	1,375	649
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(3)	(3)
Total Other Comprehensive Income	1,372	646
Total Comprehensive Income	$6,707	$4,108

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2025	$68	$31,512	$(13,304)	$(938)	$(311)	$82,805	$(9,964)	$89,868
Net income	—	—	—	—	—	1,057	—	1,057
Other comprehensive income, net of tax expense of $3	—	—	—	—	—	—	13	13
ESOP shares earned (2,688 shares)	—	10	—	21	—	—	—	31
Compensation plan shares granted (36,849 shares)	—	—	256	—	(256)	—	—	—
Compensation plan shares earned (10,586 shares)	—	15	—	—	74	—	—	89
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(361)	—	(361)
Common stock repurchased on vesting for payroll taxes (2,914 shares)	—	—	(35)	—	—	—	—	(35)
Balance - March 31, 2025	68	31,537	(13,083)	(917)	(493)	83,501	(9,951)	90,662
Net income	—	—	—	—	—	1,919	—	1,919
Other comprehensive income, net of tax expense of $57	—	—	—	—	—	—	213	213
ESOP shares earned (2,688 shares)	—	9	—	21	—	—	—	30
Compensation plan shares earned (7,900 shares)	—	22	—	—	54	—	—	76
Common stock repurchased on vesting for payroll taxes (1,490 shares)	—	—	(16)	—	—	—	—	(16)
Balance - June 30, 2025	68	31,568	(13,099)	(896)	(439)	85,420	(9,738)	92,884
Net income	—	—	—	—	—	2,359	—	2,359
Other comprehensive income, net of tax expense of $305	—	—	—	—	—	—	1,146	1,146
ESOP shares earned (7,598 shares)	—	23	—	72	—	—	—	95
Compensation plan shares earned (6,284 shares)	—	22	—	—	44	—	—	66
Cash dividends declared ($0.09 per share)	—	—	—	—	—	(658)	—	(658)
Second-step conversion and stock offering:								—
Lake Shore, MHC shares sold in public offering, net of offering costs of $2,307	10	34,089	—	—	—	—	—	34,099
Purchase by ESOP	—	—	—	(3,960)	—	—	—	(3,960)
Treasury stock retired	—	—	13,099	—	—	—	—	13,099
Contribution from Lake Shore, MHC	—	176	—	—	—	—	—	176
Balance - September 30, 2025	$78	$65,878	$—	$(4,784)	$(395)	$87,121	$(8,592)	$139,306

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

				Unearned	Unearned Shares		Accumulated
		Additional		Shares	Held by		Other
	Common	Paid-In	Treasury	Held by	Compensation	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Plans	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2024	$68	$31,456	$(13,760)	$(1,023)	$(39)	$78,956	$(9,385)	$86,273
Net income	—	—	—	—	—	1,014	—	1,014
Other comprehensive loss, net of tax benefit of $211	—	—	—	—	—	—	(798)	(798)
ESOP shares earned (2,688 shares)	—	2	—	21	—	—	—	23
Compensation plan shares earned, net of forfeitures (1,471 shares)	—	5	—	—	10	—	—	15
Common stock repurchased on vesting for payroll taxes (2,038 shares)	—	—	(17)	—	—	—	—	(17)
Balance - March 31, 2024	68	31,463	(13,777)	(1,002)	(29)	79,970	(10,183)	86,510
Net income	—	—	—	—	—	1,116	—	1,116
Other comprehensive loss, net of tax benefit of $112	—	—	—	—	—	—	(421)	(421)
ESOP shares earned (2,688 shares)	—	2	—	21	—	—	—	23
Compensation plan shares granted (70,796 shares)	—	—	559	—	(559)	—	—	—
Compensation plan shares earned, net of forfeitures (7,750 shares)	—	11	—	—	54	—	—	65
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(361)	—	(361)
Balance - June 30, 2024	68	31,476	(13,218)	(981)	(534)	80,725	(10,604)	86,932
Net income	—	—	—	—	—	1,332	—	1,332
Other comprehensive income, net of tax expense of $496	—	—	—	—	—	—	1,865	1,865
ESOP shares earned (2,688 shares)	—	5	—	22	—	—	—	27
Compensation plan shares earned, net of forfeitures (10,240 shares)	—	12	—	—	70	—	—	82
Cash dividends declared ($0.13 per share)	—	—	—	—	—	(361)	—	(361)
Balance - September 30, 2024	$68	$31,493	$(13,218)	$(959)	$(464)	$81,696	$(8,739)	$89,877

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2025	2024
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,335	$3,462
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	52	54
Net amortization of deferred loan costs	275	369
Credit to provision for credit losses	(221)	(866)
Recovery on previously impaired investment securities	(4)	(4)
Unrealized gain on equity securities	(190)	(8)
Loss on disposal of premises and equipment	2	—
Depreciation and amortization of premises and equipment	462	566
Earnings on bank-owned life insurance	(907)	(722)
Deferred income tax (benefit) expense	(154)	103
ESOP shares committed to be released	156	73
Stock based compensation expense	231	162
(Increase) in accrued interest receivable	(184)	(54)
Decrease (increase) in other assets	319	(2,989)
Loss on sale of foreclosed real estate	—	19
Increase (decrease) in other liabilities	746	(1,040)
Increase in annuity asset	(69)	—
Net Cash Provided by (Used in) Operating Activities	5,849	(875)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments and calls	2,324	2,435
Redemptions of Federal Home Loan Bank of New York Stock	394	1,136
Loan principal collections and originations, net	(8,073)	17,320
Proceeds from claims on and surrender of bank-owned life insurance	1,163	7,023
Proceeds from sale of foreclosed real estate	—	42
Additions to premises and equipment	(577)	(6)
Net Cash (Used in) Provided by Investing Activities	(4,769)	27,950
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs and ESOP purchase	43,241	—
Net increase (decrease) in deposits	17,367	(3,361)
Net (decrease) in advances from borrowers for taxes and insurance	(1,786)	(1,655)
Repayment of long-term debt	(8,250)	(25,000)
Repayment of finance lease obligation	(75)	(69)
Shares of common stock repurchased on vesting for payroll taxes	(51)	(17)
Cash dividends paid	(1,019)	(722)
Net Cash Provided by (Used in) Financing Activities	49,427	(7,133)
Net Increase in Cash and Cash Equivalents	50,507	19,942
CASH AND CASH EQUIVALENTS - BEGINNING	33,131	53,730
CASH AND CASH EQUIVALENTS - ENDING	$83,638	$73,672
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$8,940	$11,249
Income taxes paid	$1,288	$828
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on securities available for sale	$1,740	$822

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Significant Accounting Policies and Estimates

The interim unaudited consolidated financial statements include the accounts of Lake Shore Bancorp, Inc. (the “Company”, "Lake Shore Bancorp," “us”, “our”, or “we”), and Lake Shore Bank (the “Bank”), its wholly owned subsidiary. All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation. On July 18, 2025, the Company underwent a Second Step Conversion, as more fully described below.

The interim unaudited consolidated financial statements included herein as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2024 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The consolidated statements of income for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2025.

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

Corporate Structure

On January 27, 2025, Lake Shore, MHC, the former parent mutual holding company of Lake Shore Bancorp, Inc., a federal corporation ("Lake Shore Federal Bancorp"), adopted a Plan of Conversion and Reorganization pursuant to which Lake Shore, MHC, would undertake a "second-step" conversion (the “Conversion”) and Lake Shore Savings Bank, a federally chartered savings bank, the wholly-owned subsidiary of Lake Shore Bancorp Federal, would reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. In addition, Lake Shore Savings Bank would convert its charter from a federal savings bank to a New York commercial bank renamed Lake Shore Bank.

Effective July 18, 2025, Lake Shore Bancorp, Inc., a new corporation incorporated under the laws of the State of Maryland, became the bank holding company of Lake Shore Bank, a New York commercial bank and its only wholly-owned subsidiary in connection with the completion of Conversion. The Conversion was consummated through the merger of Lake Shore, MHC with and into Lake Shore Federal Bancorp, followed by the merger of Lake Shore Federal Bancorp with and into Lake Shore Bancorp, which occurred on July 18, 2025. In the subscription offering, Lake Shore Bancorp raised gross proceeds of $49.5 million by selling 4,950,460 shares of its common stock (approximately the midpoint of the offering range) at $10.00 per share to depositors of the Bank. The Company used $4.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan ("ESOP") loan for the acquisition of an additional 396,036 shares at $10.00 per share. Expenses incurred related to the offering were approximately $2.3 million and have been recorded against offering proceeds.

As part of the Conversion transaction, each outstanding share of Lake Shore Federal Bancorp common stock owned by the public stockholders of Lake Shore Federal Bancorp (stockholders other than Lake Shore, MHC) as of July 18, 2025 were converted into shares of Lake Shore Bancorp's common stock based on an exchange ratio of 1.3549 shares of Lake Shore Bancorp's common stock for each share of Lake Shore Federal Bancorp common stock so that Lake Shore Federal Bancorp's existing public stockholders would own approximately the same percentage of Lake Shore Bancorp's common stock as they owned of Lake Shore Federal Bancorp's common stock immediately prior to the Conversion. A total of 7,825,501 shares of common stock were outstanding following the completion of the stock offering.

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2025 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on November 12, 2025 to stockholders of record as of November 3, 2025.

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Board of Directors of the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock, which may commence following the one-year anniversary of the Conversion, or on July 20, 2026.

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,005	$—	$(74)	1,931
Municipal bonds	40,679	—	(7,771)	32,908
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	—	8
Collateralized mortgage obligations-government sponsored entities	9,022	—	(949)	8,073
Government National Mortgage Association	48	—	(2)	46
Federal National Mortgage Association	10,031	1	(1,330)	8,702
Federal Home Loan Mortgage Corporation	4,862	1	(773)	4,090
Asset-backed securities-private label	—	27	—	27
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	66,656	29	(10,899)	55,786
Equity Securities	22	241	—	263
Total Securities	$66,678	$270	$(10,899)	$56,049

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,006	$—	$(155)	$1,851
Municipal bonds	40,719	—	(8,431)	32,288
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	—	9
Collateralized mortgage obligations-government sponsored entities	10,201	—	(1,259)	8,942
Government National Mortgage Association	54	—	(4)	50
Federal National Mortgage Association	10,812	—	(1,799)	9,013
Federal Home Loan Mortgage Corporation	5,229	—	(989)	4,240
Asset-backed securities-private label	—	28	—	28
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	69,031	28	(12,637)	56,422
Equity Securities	22	51	—	73
Total Securities	$69,053	$79	$(12,637)	$56,495

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2025 and December 31, 2024, fifteen municipal bonds with an amortized cost of $4.5 million and fair value of $3.5 million and eighteen municipal bonds with an amortized cost of $6.2 million and fair value of $4.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2025 and December 31, 2024, no securities were pledged as collateral to the Federal Reserve Bank ("FRB"), to the Federal Home Loan Bank of New York ("FHLBNY"), or for any other purposes.

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2025
U.S. government agencies	$—	$—	$1,931	$(74)	$1,931	$(74)
Municipal bonds	378	(2)	$32,120	(7,769)	32,498	(7,771)
Mortgage-backed securities	—	—	$20,840	(3,054)	20,840	(3,054)
	$378	$(2)	$54,891	$(10,897)	$55,269	$(10,899)

December 31, 2024
U.S. government agencies	$—	$—	$1,851	$(155)	$1,851	$(155)
Municipal bonds	371	(9)	31,917	(8,422)	32,288	(8,431)
Mortgage-backed securities	86	(1)	22,168	(4,050)	22,254	(4,051)
	$457	$(10)	$55,936	$(12,627)	$56,393	$(12,637)

As of September 30, 2025, the Company's investment portfolio included two debt securities in the "unrealized losses less than twelve months" category and 166 debt securities in the "unrealized losses twelve months or more" category. As of December 31, 2024, the Company's investment portfolio included seven debt securities in the "unrealized losses less than twelve months" category and 169 debt securities in the "unrealized losses twelve months or more" category.

As of September 30, 2025, the Company had 168 debt securities with a fair value of $55.3 million in an unrealized loss position. As of December 31, 2024, the Company had 176 debt securities with a fair value of $56.4 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. No credit risk was found and no allowance for credit losses on securities available for sale was recorded as of September 30, 2025 or December 31, 2024. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $313,000 as of September 30, 2025 and $254,000 as of December 31, 2024 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the three and nine months ended September 30, 2025 and 2024, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2025:
Less than one year	$636	$628
After one year through five years	3,430	3,304
After five years through ten years	11,556	10,343
After ten years	27,062	20,564
Mortgage-backed securities	23,971	20,919
Asset-backed securities	1	28
Total Debt Securities	$66,656	$55,786

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

Equity Securities

At September 30, 2025 and December 31, 2024, equity securities consisted of 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock. During the three months ended September 30, 2025 and 2024, the Company recognized an unrealized gain of $79,000 and an unrealized loss of $4,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. During the nine months ended September 30, 2025 and 2024, the Company recognized an unrealized gain of $190,000 and $8,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no purchases or sales of equity securities during the three and nine months ended September 30, 2025 and 2024.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$152,011	$161,331
Home Equity	47,330	47,456
Commercial (2)	324,449	320,984
Total real estate loans	523,790	529,771
Other Loans:
Commercial	18,068	15,728
Consumer	12,539	991
Total gross loans	554,397	546,490
Net deferred loan costs	3,083	3,263
Allowance for credit losses on loans	(4,869)	(5,133)
Loans receivable, net	$552,611	$544,620

(1)
There were no one- to four-family construction loans at September 30, 2025 or December 31, 2024.
(2)
Includes commercial construction loans of $16.5 million and $18.9 million at September 30, 2025 and December 31, 2024, respectively.

Real estate loans of approximately $119.0 million and $39.4 million in unpaid principal balance were pledged as collateral for FHLBNY advances as of September 30, 2025 and December 31, 2024, respectively.

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

Accrued interest on loans of $2.6 million and $2.5 million at September 30, 2025 and December 31, 2024, respectively, is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

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

Included in the Real Estate Loans for one-to four-family and commercial real estate are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family residential mortgage or a commercial real estate mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm or other third party. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

The following tables detail the changes in the allowance for credit losses by loan segment as well as the distribution of the allowance for credit losses and gross loans receivable by loan segment and impairment method at or for the three and nine months ended September 30, 2025 and 2024.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2025
Allowance for Credit Loss on Loans
Balance – July 1, 2025	$734	$106	$4,167	$147	$10	$5,164
Charge-offs	—	—	—	—	(8)	(8)
Recoveries	—	—	—	—	1	1
(Credit) provision	(25)	(3)	(262)	(2)	4	(288)
Balance – September 30, 2025	$709	$103	$3,905	$145	$7	$4,869

Balance - January 1, 2025	$390	$137	$4,171	$421	$14	$5,133
Charge-offs	—	—	—	—	(21)	(21)
Recoveries	4	—	—	—	2	6
Provision (credit)	315	(34)	(266)	(276)	12	(249)
Balance – September 30, 2025	$709	$103	$3,905	$145	$7	$4,869
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$709	$103	$3,905	$145	$7	$4,869

Gross Loans Receivable(3):
Ending balance	$152,011	$47,330	$324,449	$18,068	$12,539	$554,397
Ending balance: individually evaluated	$1,600	$104	$93	$—	$—	$1,797
Ending balance: collectively evaluated	$150,411	$47,226	$324,356	$18,068	$12,539	$552,600

(1)
There were no one-to four-family construction loans at September 30, 2025.
(2)
Includes commercial construction loans of $16.5 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(4,869) or net deferred loan costs of $3,083.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2024
Allowance for Credit Loss on Loans
Balance- July 1, 2024	$473	$216	$4,689	$523	$15	$5,916
Charge-offs	—	—	—	—	(16)	(16)
Recoveries	3	—	—	—	2	5
(Credit) provision	(35)	(32)	(247)	(111)	14	(411)
Balance – September 30, 2024	$441	$184	$4,442	$412	$15	$5,494

Balance- January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(29)	(29)
Recoveries	8	—	—	—	7	15
(Credit) provision	(99)	(29)	(789)	(59)	21	(955)
Balance – September 30, 2024	$441	$184	$4,442	$412	$15	$5,494
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$441	$184	$4,442	$412	$15	$5,494
Gross Loans Receivable(3):
Ending balance	$163,835	$47,969	$312,575	$15,645	$1,024	$541,048
Ending balance: individually evaluated	$134	$—	$1,242	$—	$—	$1,376
Ending balance: collectively evaluated	$163,701	$47,969	$311,333	$15,645	$1,024	$539,672

(1)
There were no one-to four-family construction loans at September 30, 2024.
(2)
Includes commercial construction loans of $15.1 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,494) or net deferred loan costs of $3,451.

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

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statements of financial condition, with adjustments to the reserve recognized in (credit) provision for credit losses on the unaudited consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024 was as follows:

For the nine months ended September 30, 2025
(Dollars in thousands)
Balance at December 31, 2024	$314
Provision for credit losses	9
Balance at March 31, 2025	323
Provision for credit losses	—
Balance at June 30, 2025	323
Provision for credit losses	19
Balance at September 30, 2025	$342

For the nine months ended September 30, 2024
(Dollars in thousands)
Balance at December 31, 2023	$487
Credit to provision for credit losses	(129)
Balance at March 31, 2024	358
Provision for credit losses	36
Balance at June 30, 2024	394
Provision for credit losses	182
Balance at September 30, 2024	$576

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at September 30, 2025 and December 31, 2024.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	September 30,	December 31,	September 30,	December 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,631	$1,891	$1,631	$1,891
Home Equity	109	683	109	683
Commercial Real Estate (1)	93	1,226	93	1,226
Other Loans:
Commercial	—	—	—	—
Consumer	—	4	—	4
Total loans	$1,833	$3,804	$1,833	$3,804

(1)
Includes commercial real estate construction loans.

There was no interest income recognized on non-accrual loans during the three and nine months ended September 30, 2025 and the three and nine months ended September 30, 2024. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
September 30, 2025:
Real Estate Loans:
Residential, one- to four-family	$1,080	$64	$594	$1,738	$150,273	$152,011
Home equity	164	140	36	340	46,990	47,330
Commercial	—	—	93	93	324,356	324,449
Other Loans:
Commercial	—	—	—	—	18,068	18,068
Consumer	4	—	—	4	12,535	12,539
Total	$1,248	$204	$723	$2,175	$552,222	$554,397

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family	$1,035	$454	$662	$2,151	$159,180	$161,331
Home equity	318	26	596	940	46,516	47,456
Commercial(1)	—	—	1,242	1,242	319,742	320,984
Other Loans:
Commercial	—	—	—	—	15,728	15,728
Consumer	3	2	—	5	986	991
Total	$1,356	$482	$2,500	$4,338	$542,152	$546,490

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of September 30, 2025 and December 31, 2024 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Real Estate	Assets	Land	Real Estate	Other	Loans
September 30, 2025:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,631	$—	$—	$—	$—	$1,631
Home Equity	109	—	—	—	—	109
Commercial	—	—	—	93	—	93
Consumer	—	—	—	—	—	—
Total	$1,740	$—	$—	$93	$—	$1,833
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family	$143	$—	$—	$—	$—	$143
Commercial	200	—	1,026	—	—	1,226
Total	$343	$—	$1,026	$—	$—	$1,369

There was no allowance for credit losses recorded on the above noted collateral-dependent loans as of September 30, 2025 and December 31, 2024.

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

The following table presents gross loans by credit quality indicator by origination year at September 30, 2025 as well as gross charge-offs by year of origination for the nine months ended September 30, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
September 30, 2025:	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$1,905	$5,105	$10,500	$30,972	$25,484	$75,815	$—	$149,781
Substandard	—	—	190	484	268	1,288	—	2,230
Doubtful	—	—	—	—	—	—	—	—
Total	$1,905	5,105	$10,690	$31,456	$25,752	$77,103	$—	$152,011
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity(2):
Pass	$568	$88	$2,183	$1,788	$62	$381	$41,825	46,895
Substandard	—	—	—	—	—	—	435	435
Doubtful	—	—	—	—	—	—	—	—
Total	$568	$88	$2,183	$1,788	$62	$381	$42,260	$47,330
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$21,171	$35,850	$18,436	$82,347	$39,038	$118,296	$2	$315,140
Special mention	—	—	404	—	—	872	—	1,276
Substandard	—	—	—	—	—	8,033	—	8,033
Doubtful	—	—	—	—	—	—	—	—
Total	$21,171	$35,850	$18,840	$82,347	$39,038	$127,201	$2	$324,449
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$3,852	$1,239	$783	$1,651	$137	$1,678	$5,734	$15,074
Special mention	—	—	—	—	89	—	—	89
Substandard	—	—	—	—	—	1,949	956	2,905
Doubtful	—	—	—	—	—	—	—	—
Total	$3,852	$1,239	$783	$1,651	$226	$3,627	$6,690	$18,068
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$11,876	$160	$63	$60	$1	$175	$203	$12,538
Substandard	—	—	—	—	—	—	1	1
Doubtful	—	—	—	—	—	—	—	—
Total	$11,876	$160	$63	$60	$1	$175	$204	$12,539
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$21	$21

(1)
There were no one- to four-family construction loans at September 30, 2025.
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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 or 2024.

There were no modified loans that were past due or on non-accrual as of September 30, 2025 or December 31, 2024.

There were no loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 and 2024 that had a payment default and were modified in the twelve months prior.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from amortized cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was no foreclosed real estate at September 30, 2025, and December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $370,000 at September 30, 2025 and $927,000 at December 31, 2024.

Note 5 - Deposits

Deposits consist of the following at the dates indicated:

	September 30, 2025		December 31, 2024

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$89,052	—%	$96,412	—%
Interest bearing	68,068	0.09	65,020	0.09
Money market accounts	170,269	2.36	149,550	2.26
Savings accounts	51,674	0.07	54,322	0.06
Time deposits	211,282	3.55	207,674	3.96
Total deposits	$590,345	1.97%	$572,978	2.04%

Note 6 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2025 and 2024, in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”). Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows. Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

	Three Months Ended September 30,
	2025	2024
Numerator – net income	$2,359,000	$1,332,000
Denominator:
Basic weighted average shares outstanding	7,386,783	7,640,059
Increase in weighted average shares outstanding due to:
Stock options(1)	8,568	—
Diluted weighted average shares outstanding(1)	7,395,351	7,640,059

Earnings per share:
Basic	$0.32	$0.18
Diluted	$0.32	$0.18

	Nine Months Ended September 30,
	2025	2024
Numerator – net income	$5,335,000	$3,462,000
Denominator:
Basic weighted average shares outstanding	7,570,838	7,608,628
Increase in weighted average shares outstanding due to:
Stock options(1)	7,896	—
Diluted weighted average shares outstanding(1)	7,578,734	7,608,628

Earnings per share:
Basic	$0.70	$0.46
Diluted	$0.70	$0.46

(1)
All stock options outstanding during the three and nine months ended September 30, 2025 were included in the calculation of diluted earnings per share as none had anti-dilutive effects. Weighted average stock options to purchase 39,484 shares under the Company's 2006 Stock Option Plan and 27,098 shares under the Company's 2012 Equity Incentive Plan ("EIP") at $10.61 and $7.89, respectively, were outstanding during the three months ended September 30, 2024, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Weighted average stock options to purchase 49,623 shares under the Company's 2006 Stock Option Plan and 22,719 shares under the 2012 Equity Incentive Plan at an exercise price of $10.61 and $7.89, respectively, were outstanding during the nine months ended September 30, 2024, but were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit losses is represented by the contractual amount of these commitments. There was a $342,000 and $316,000 allowance for credit losses associated with these commitments at September 30, 2025 and December 31, 2024, respectively.

The following commitments to extend credit were outstanding as of the dates specified:

	Contract Amount
	September 30,	December 31,
	2025	2024
	(Dollars in thousands)

Commitments to grant loans	$16,646	$3,098
Unfunded commitments to fund loans and lines of credit	90,808	96,711
Commercial and Standby letters of credit	720	765

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

Note 8 – Stock-based Compensation

As of September 30, 2025, the Company had three active stock-based compensation plans, which are described below. The compensation cost related to these plans was $161,000 and $109,000 for the three months ended September 30, 2025 and 2024, respectively, and $387,000 and $235,000 for the nine months ended September 30, 2025 and 2024, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders, permitted the grant of options to its employees and non-employee directors for up to 403,167 shares of common stock. The Stock Option Plan expired on October 24, 2016, and grants of options can no longer be awarded.

Both incentive stock options and non-qualified stock options have been granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five year period.

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2025 and 2024 is presented below:

	2025			2024
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	37,696	$10.61		79,745	$10.61
Forfeited	—	—		(40,261)	10.61
Outstanding at end of period	37,696	$10.61	3.1 years	39,484	$10.61	2.0 years
Options exercisable at end of period	37,696	$10.61	3.1 years	39,484	$10.61	2.0 years

:At September 30, 2025, stock options granted under this plan had an intrinsic value of $90,000 and there were no remaining options available for grant under the Stock Option Plan. At September 30, 2025, all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorized the issuance of up to 243,882 shares of common stock pursuant to grants of restricted stock awards and up to 27,098 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and non-employee directors of Lake Shore Bancorp or its subsidiaries were eligible to receive awards under the 2012 EIP, except that non-employees may not be granted incentive stock options. The 2012 EIP expired on April 24, 2024, and grants of awards can no longer be made.

A summary of the status of unvested restricted stock awards under the 2012 EIP for the nine months ended September 30, 2025 and 2024 is as follows:

	For the Nine Months Ended September 30, 2025	Weighted Average Grant Price (per Share)	For the Nine Months Ended September 30, 2024	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	77,212	$8.19	24,007	$10.29
Granted	—	—	70,796	7.89
Vested	(44,416)	8.39	(14,804)	10.07
Unvested shares outstanding at end of period	32,796	$7.92	79,999	$8.21

As of September 30, 2025, there were 208,828 shares of restricted stock vested or distributed to eligible participants under the 2012 EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the EIP amounted to $22,000 and $82,000 for the three months ended September 30, 2025 and 2024, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $136,000 and $162,000 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, $221,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 31.1 months.

A summary of the status of stock options under the 2012 EIP for the nine months ended September 30, 2025 and 2024 is presented below:

	2025				2024
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	17,749	$8.68			17,751	$10.61
Granted	—	—			12,609	7.89
Forfeited	—	—			(3,261)	10.61
Outstanding at end of period	17,749	$8.68	$77,000	6.4 years	27,098	$9.34	$26,000	5.6 years

Options exercisable at end of period	7,661	$9.71	$25,000	2.9 years	14,489	$10.61	$—	2.1 years

Compensation expense related to unvested stock options under the 2012 EIP amounted to $1,000 for the three months ended September 30, 2025 and 2024. Compensation expense related to unvested stock options under the 2012 EIP amounted to $4,000 and $2,000 for the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025, $20,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 3.6 years. During April 2024, the Company granted all remaining options available under the 2012 EIP. The 2012 EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

2025 Equity Incentive Plan

On February 4, 2025, the stockholders of Lake Shore Bancorp, Inc. approved the Company's 2025 Equity Incentive Plan ("2025 EIP") which authorized the issuance of up to 406,470 shares of common stock pursuant to grants of restricted stock, restricted stock units, non-qualified stock options, and incentive stock options. Employees of the Company and Lake Shore Bank and non-employee members of the Company's Board of Directors are eligible to receive grants of stock-based awards under the 2025 EIP.

The Compensation Committee of the Board of Directors granted restricted stock awards under the 2025 EIP during the nine months ended September 30, 2025 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 12, 2025	6,395	100% on March 12, 2026	$11.64	Non-employee directors
March 12, 2025	30,454	25% per year for four years with first vesting on March 12, 2026	$11.64	Employees

A summary of the status of unvested restricted stock awards under the 2025 EIP for the nine months ended September 30, 2025 is as follows:

	At September 30, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	—	$—
Granted	36,849	11.64
Unvested shares outstanding at end of period	36,849	$11.64

As of September 30, 2025, there were no shares of restricted stock vested or distributed to eligible participants under the 2025 EIP. There were 369,621 remaining shares available for grant. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $41,000 for the three months ended September 30, 2025 and $90,000 for the nine months ended September 30, 2025. At September 30, 2025, $339,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 35.6 months.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 322,534 shares of stock on the open market at an average price of $7.90 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As part of the Conversion, the remaining balance of $1.2 million of the original 2006 ESOP loan was paid off and refinanced with a new loan to the ESOP. The Company utilized $4.0 million of the proceeds from the 2025 stock offering to extend a loan to the ESOP and the ESOP purchased 396,036 shares of stock in the new Company at an average cost of $10.00. As a result of the purchase of shares by the ESOP, total stockholders' equity of the Company was reduced by $4.0 million. As of September 30, 2025, the balance of the loan to the ESOP was $5.2 million and the fair value of unallocated shares was $6.7 million. As of September 30, 2025, there were 93,163 allocated shares and 514,296 unallocated shares compared to 89,582 allocated shares and 129,012 unallocated shares at December 31, 2024. The ESOP compensation expense was $95,000 for the three months ended September 30, 2025 and $27,000 for the three months ended September 30, 2024 based on 7,598 shares and 2,688 shares earned in each of those quarters, respectively. The ESOP compensation expense was $156,000 for the nine months ended September 30, 2025 and $73,000 for the nine months ended September 30, 2024 based on 12,974 shares and 8,064 shares earned in each of those nine month periods.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2025 and December 31, 2024 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at September 30, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,931	$—	$1,931	$—
Municipal bonds	32,908	—	32,908	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	8	—
Collateralized mortgage obligations-government sponsored entities	8,073	—	8,073	—
Government National Mortgage Association	46	—	46	—
Federal National Mortgage Association	8,702	—	8,702	—
Federal Home Loan Mortgage Corporation	4,090	—	4,090	—
Asset-backed securities:
Private label	27	—	27	—
Government sponsored entities	1	—	1	—
Total Debt Securities Available for Sale	55,786	—	55,786	—
Equity Securities	263	263	—	—
Total Securities	$56,049	$263	$55,786	$—

	Fair Value Measurements at December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company did not record an allowance for credit losses for its collateral-dependent loans as of September 30, 2025 and December 31, 2024.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was no foreclosed real estate at September 30, 2025 and December 31, 2024. The Company did not have repossessed assets at September 30, 2025 and December 31, 2024.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $169,000 and $177,000 at September 30, 2025 and December 31, 2024, respectively, and were included as a component of other assets on the consolidated statements of financial condition.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2025
Mortgage servicing rights	$169	$—	$—	$169

At December 31, 2024
Mortgage servicing rights	$177	$—	$—	$177

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At September 30, 2025
Mortgage servicing rights	$169	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	4.24 - 8.44 years	6.34 years

At December 31, 2024
Mortgage servicing rights	177	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	5.17 - 6.17 years	5.67 years

(1)
The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2025
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$83,638	$83,638	$83,638	$—	$—
Securities	56,049	56,049	263	55,786	—
Federal Home Loan Bank stock	763	763	—	763	—
Loans receivable, net	552,611	542,410	—	—	542,410
Accrued interest receivable	3,003	3,003	—	3,003	—
Bank-owned life insurance	29,287	29,287	—	29,287	—
Mortgage servicing rights	169	169	—	—	169
Financial liabilities:
Deposits	590,345	589,721	—	589,721	—
Long-term debt	2,000	1,990	—	1,990	—
Accrued interest payable	42	42	—	42	—

	Fair Value Measurements at December 31, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)

Financial assets:
Cash and cash equivalents	$33,131	$33,131	$33,131	$—	$—
Securities	56,495	56,495	73	56,422	—
Federal Home Loan Bank stock	1,157	1,157	—	1,157	—
Loans receivable, net	544,620	525,728	—	—	525,728
Accrued interest receivable	2,819	2,819	—	2,819	—
Bank-owned life insurance	29,340	29,340	—	29,340	—
Mortgage servicing rights	177	177	—	—	177
Financial liabilities:
Deposits	572,978	572,082	—	572,082	—
Long-term debt	10,250	10,199	—	10,199	—
Accrued interest payable	99	99	—	99	—

Note 10 – Treasury Stock

Share and per share information disclosed herein which relate to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio (1.3549) applied in the Conversion.

The Company’s previous stock repurchase program adopted on August 13, 2021 was terminated effective July 18, 2025 in connection with the Conversion, and 1,459,691 shares of common stock held in treasury at a cost of $13.1 million were retired. During the three and nine months ended September 30, 2025, the Company did not repurchase any shares of common stock under the previous stock repurchase program. During the nine months ended September 30, 2025, the Company transferred 36,849 shares of common stock out of treasury stock under the 2025 Equity Incentive Plan, at an average cost of $6.93 per share, to fund awards that had been granted under the plan. During the nine months ended

September 30, 2025, the Company repurchased 4,405 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.51 per share.

During the three and nine months ended September 30, 2024, the Company did not repurchase any shares of common stock under the previous stock repurchase program. During the nine months ended September 30, 2024, the Company transferred 70,796 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $7.89 per share, to fund awards that had been granted under the plan. During the nine months ended September 30, 2024, the Company repurchased 2,038 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $8.58 per share.

On October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock. Share repurchases under the plan may occur following the one-year anniversary of the Conversion, or on July 20, 2026. Refer to Note 1 for additional details.

Note 11 – Other Comprehensive Income

In addition to presenting the consolidated statements of other comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income for the periods presented:

	For the Three Months September 30, 2025			For the Three Months September 30, 2024
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$1,452	$(305)	$1,147	$2,362	$(496)	$1,866
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(1)	—	(1)	(1)	—	(1)
Total Other Comprehensive Income	$1,451	$(305)	$1,146	$2,361	$(496)	$1,865

	For the Nine Months September 30, 2025			For the Nine Months September 30, 2024
	Pre-Tax Amount	Tax (Expense)	Net of Tax Amount	Pre-Tax Amount	Tax Benefit (Expense)	Net of Tax Amount
	(Unaudited)
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$1,740	$(365)	$1,375	$822	$(173)	$649
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	(4)	1	(3)	(4)	1	$(3)
Total Other Comprehensive Income	$1,736	$(364)	$1,372	$818	$(172)	$646

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Income (Loss)	for the three months ended September 30,		on the Consolidated
Components	2025	2024	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) on securities available for sale:
Recovery on previously impaired investment securities	(1)	(1)	Recovery on previously impaired investment securities
Total reclassification for the period	$(1)	$(1)	Increase to Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Income (Loss)	for the nine months ended September 30,		on the Consolidated
Components	2025	2024	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) on securities available for sale:
Recovery on previously impaired investment securities	$(4)	$(4)	Recovery on previously impaired investment securities
Provision for income tax expense	1	1	Income tax expense
Total reclassification for the period	$(3)	$(3)	Increase to Net Income

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2025 compared to the consolidated financial condition as of December 31, 2024 and the consolidated results of operations for the three and nine months ended September 30, 2025 and 2024.

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

Recent Events

On January 27, 2025, Lake Shore, MHC, the former parent mutual holding company of Lake Shore Bancorp, Inc., a federal corporation ("Lake Shore Federal Bancorp"), adopted a Plan of Conversion and Reorganization pursuant to which Lake Shore, MHC, would undertake a "second-step" conversion (the “Conversion”) and Lake Shore Savings Bank, a federally chartered savings bank, the wholly-owned subsidiary of Lake Shore Bancorp Federal, would reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. In addition, Lake Shore Savings Bank would convert its charter from a federal savings bank to a New York commercial bank renamed Lake Shore Bank.

Effective July 18, 2025, Lake Shore Bancorp, Inc. (“Lake Shore Bancorp”), a new corporation incorporated under the laws of the State of Maryland, became the bank holding company of Lake Shore Bank, a New York commercial bank and its only wholly-owned subsidiary in connection with the completion of Conversion. The Conversion was consummated through the merger of Lake Shore, MHC with and into Lake Shore Federal Bancorp, followed by the merger of Lake Shore Federal Bancorp with and into Lake Shore Bancorp, which occurred on July 18, 2025. In the subscription offering, Lake Shore Bancorp raised gross proceeds of $49.5 million by selling 4,950,460 shares of its common stock (approximately the midpoint of the offering range) at $10.00 per share to depositors of the Bank. The Company used $4.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan ("ESOP") loan for the acquisition of an additional 396,036 shares at $10.00 per share. Expenses incurred related to the offering were approximately $2.3 million and have been recorded against offering proceeds.

As part of the Conversion transaction, each outstanding share of Lake Shore Federal Bancorp common stock owned by the public stockholders of Lake Shore Federal Bancorp (stockholders other than Lake Shore, MHC) as of July 18, 2025 were converted into shares of Lake Shore Bancorp's common stock based on an exchange ratio of 1.3549 shares of Lake Shore Bancorp's common stock for each share of Lake Shore Federal Bancorp common stock so that Lake Shore Federal Bancorp's existing public stockholders would own approximately the same percentage of Lake Shore Bancorp's common stock as they owned of Lake Shore Federal Bancorp's common stock immediately prior to the Conversion. A total of 7,825,501 shares of common stock were outstanding following the completion of the stock offering.

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on November 12, 2025 to stockholders of record as of November 3, 2025.

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Board of Directors of the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock, which may commence following the one-year anniversary of the Conversion, or on July 20, 2026.

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

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. As of September 30, 2025 and December 31, 2024, the allowance for credit losses on loans totaled $4.9 million and $5.1 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of September 30, 2025 and December 31, 2024, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $3.9 million, or 80.2%, and $4.2 million, or 81.3%, respectively.

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

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $297,000, or 6.1%, representing a five basis points increase in the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of September 30, 2025. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of September 30, 2025.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets for each principal category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $112,000 and $103,000 for the three months ended September 30, 2025 and 2024, respectively. The net amortization of deferred loan fees and costs were $275,000 and $369,000 for the nine months ended September 30, 2025 and 2024, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2025			September 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$73,188	$793	4.33%	$54,527	$716	5.25%
Securities(1)	55,750	365	2.62%	59,536	405	2.72%
Loans, including fees	554,615	8,193	5.91%	542,612	7,730	5.70%
Total interest-earning assets	683,553	$9,351	5.47%	656,675	$8,851	5.39%
Other assets	56,139			48,797
Total assets	$739,692			$705,472

Interest-bearing liabilities
Demand & NOW accounts	$64,619	$15	0.09%	$66,739	$15	0.09%
Money market accounts	163,533	1,053	2.58%	145,641	986	2.71%
Savings accounts	47,677	9	0.08%	57,772	10	0.07%
Time deposits	210,852	1,889	3.58%	219,166	2,308	4.21%
Total interest-bearing deposits	486,681	2,966	2.44%	489,318	3,319	2.71%
Borrowed funds & other interest-bearing liabilities	2,315	30	5.18%	20,479	149	2.91%
Total interest-bearing liabilities	488,996	$2,996	2.45%	509,797	$3,468	2.72%
Other non-interest bearing liabilities	121,512			107,327
Stockholders' equity	129,184			88,348
Total liabilities & stockholders' equity	$739,692			$705,472
Net interest income		$6,355			$5,383
Interest rate spread			3.02%			2.67%
Net interest margin			3.72%			3.28%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 3.00% and 3.11% for the three months ended September 30, 2025 and 2024, respectively. Yields above are not presented on a tax equivalent basis.

(2) Annualized.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$41,485	$1,297	4.17%	$50,409	$1,962	5.19%
Securities(1)	56,585	1,113	2.62%	60,082	1,243	2.76%
Loans, including fees	551,275	24,415	5.91%	549,925	23,010	5.58%
Total interest-earning assets	649,345	$26,825	5.51%	660,416	$26,215	5.29%
Other assets	53,523			49,771
Total assets	$702,868			$710,187

Interest-bearing liabilities
Demand & NOW accounts	$63,920	$46	0.10%	$67,882	$48	0.09%
Money market accounts	156,626	2,875	2.45%	142,078	2,899	2.72%
Savings accounts	53,146	26	0.07%	60,319	31	0.07%
Time deposits	212,260	5,809	3.65%	223,108	6,956	4.16%
Total interest-bearing deposits	485,952	8,756	2.40%	493,387	9,934	2.68%
Borrowed funds & other interest-bearing liabilities	4,126	127	4.10%	25,099	558	2.96%
Total interest-bearing liabilities	490,078	$8,883	2.42%	518,486	$10,492	2.70%
Other non-interest bearing liabilities	108,710			104,728
Stockholders' equity	104,080			86,973
Total liabilities & stockholders' equity	$702,868			$710,187
Net interest income		$17,942			$15,723
Interest rate spread			3.09%			2.59%
Net interest margin			3.68%			3.17%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 3.02% and 3.14% for the nine months ended September 30, 2025 and 2024, respectively. Yields above are not presented on a tax equivalent basis.

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

	Three Months Ended September 30, 2025
	Compared to
	Three Months Ended September 30, 2024
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(125)	$202	$77
Securities	(15)	(25)	(40)
Loans, including fees	286	177	463
Total interest-earning assets	146	354	500
Interest-bearing liabilities:
Demand & NOW accounts	—	—	—
Money market accounts	(48)	115	67
Savings accounts	1	(2)	(1)
Time deposits	(345)	(74)	(419)
Total deposits	(392)	39	(353)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	116	(235)	(119)
Total interest-bearing liabilities	(276)	(196)	(472)
Total change in net interest income	$422	$550	$972

	Nine Months Ended September 30, 2025
	Compared to
	Nine Months Ended September 30, 2024
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(386)	$(279)	$(665)
Securities	(61)	(69)	(130)
Loans, including fees	1,345	60	1,405
Total interest-earning assets	898	(288)	610
Interest-bearing liabilities:
Demand & NOW accounts	1	(3)	(2)
Money market accounts	(291)	267	(24)
Savings accounts	(1)	(4)	(5)
Time deposits	(850)	(297)	(1,147)
Total deposits	(1,141)	(37)	(1,178)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	215	(646)	(431)
Total interest-bearing liabilities	(926)	(683)	(1,609)
Total change in net interest income	$1,824	$395	$2,219

As shown in the above tables, the increase in net interest income for the three months ended September 30, 2025 when compared to the three months ended September 30, 2024 was primarily impacted by an increase in the average balance of interest-earning assets, a decrease in the average interest rate paid on interest-bearing liabilities, a decrease in the average balance of interest-bearing liabilities, and an increase in the average yield of interest-earning assets. The average balance of interest-earning assets increased by $26.9 million to $683.6 million for the three months ended September 30, 2025 as compared to $656.7 million for the three months ended September 30, 2024. The average interest rate paid on interest-bearing liabilities decreased 27 basis points from 2.72% during the three months ended September 30, 2024 to 2.45% during the three months ended September 30, 2025. The decrease in the average interest rate paid on interest-bearing liabilities during the three months ended September 30, 2025 was primarily due to a 27 basis points decrease in the average interest rate paid on deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates and time deposit repricing. The average balance of interest-bearing liabilities decreased $20.8 million, from $509.8 million during the three months ended September 30, 2024 to $489.0 million during the three months ended September 30, 2025 as a result of decreases in the average balance of borrowed funds and other interest-bearing liabilities of $18.2 million and in the average balance of deposits of $2.6 million. The average yield earned on interest-earning assets increased eight basis points from 5.39% during the three months ended September 30, 2024 to 5.47% during the three months ended September 30, 2025. The increase in the average yield of interest-earning assets was primarily due to a 21 basis points increase in the average yield on the loan portfolio when compared to the prior year period. Net interest margin increased to 3.72% for the three months ended September 30, 2025 as compared to 3.28% for the same period of the prior year.

As shown in the above tables, the increase in net interest income for the nine months ended September 30, 2025 was primarily impacted by a decrease in the average interest rate paid on interest-bearing liabilities, an increase in the average yield of interest-earning assets, and a decrease in the average balance of interest-bearing liabilities. This increase was partially offset by a decrease in the average balance of interest-earning assets when compared to the same period in the prior year. The average interest rate paid on interest-bearing liabilities decreased 28 basis points from 2.70% during the nine months ended September 30, 2024 to 2.42% during the nine months ended September 30, 2025. The decrease in the average interest rate paid on interest-bearing liabilities during the nine months ended September 30, 2025 was primarily due to a 28 basis points decrease in the average interest rate paid on deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates and time deposit repricing. The average yield of interest-earning assets increased by 22 basis points to 5.51% for the nine months ended September 30, 2025 as compared to the same period in the prior year primarily as a result of a 33 basis points increase in the average yield of the loan portfolio. The average balance of interest-bearing liabilities decreased $28.4 million, from $518.5 million during the nine months ended September 30, 2024 to $490.1 million during the nine months ended September 30, 2025 as a result of decreases of the average balance of borrowed funds and other interest-bearing liabilities of $21.0 million and decreases in the average balance of deposits of $7.4 million. The average balance of interest-earning assets decreased by $11.1 million to $649.3 million for the nine months ended September 30, 2025 as compared to $660.4 million for the nine months ended September 30, 2024. The decrease in the average balance of interest-earning assets was primarily due to an $8.9 million, or 17.7%, decrease in average interest-earning deposits when compared to the prior year period. Net interest margin increased to 3.68% for the nine months ended September 30, 2025 as compared to 3.17% for the same period of the prior year.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total assets at September 30, 2025 were $742.8 million, an increase of $57.3 million, or 8.4%, as compared to $685.5 million at December 31, 2024 primarily due to increases in cash and cash equivalents and loans receivable, net.

Cash and cash equivalents increased by $50.5 million, or 152.4%, from $33.1 million at December 31, 2024 to $83.6 million at September 30, 2025. The increase in cash and cash equivalents was primarily due to an increase in interest earning deposits of $49.9 million, or 164.1%, as the result of the second step conversion and offering that was completed during the third quarter of 2025.

Securities, at fair value, decreased by $446,000, or 0.8%, from $56.5 million at December 31, 2024 to $56.0 million at September 30, 2025, primarily due to securities paydowns of $2.3 million, partially offset by a $1.7 million increase in the market value of the securities.

Net loans receivable increased during the nine months ended September 30, 2025, as shown in the table below:

	At September 30,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$152,011	$161,331	$(9,320)	(5.8)%
Home equity	47,330	47,456	(126)	(0.3)%
Commercial(2)	324,449	320,984	3,465	1.1%
Total real estate loans	523,790	529,771	(5,981)	(1.1)%
Other Loans:
Commercial	18,068	15,728	2,340	14.9%
Consumer	12,539	991	11,548	NM
Total gross loans	554,397	546,490	7,907	1.4%
Allowance for credit losses on loans	(4,869)	(5,133)	264	(5.1)%
Net deferred loan costs	3,083	3,263	(180)	(5.5)%
Loans receivable, net	$552,611	$544,620	$7,991	1.5%

(1)
There were no one- to four- family construction loans as of September 30, 2025 or December 31, 2024.
(2)
Includes commercial construction loans.

The loans receivable, net balance increased $8.0 million, or 1.5%, from $544.6 million at December 31, 2024 to $552.6 million at September 30, 2025. The increase was primarily due to increases in consumer loans and commercial real estate loans, partially offset by a decrease in residential, one- to four-family real estate loans. During the nine months ended September 30, 2025, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk while continuing to reduce our reliance on wholesale funding sources.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	At or For the Nine Months Ended September 30,
	2025	2024
	(Dollars in thousands)
Balance at beginning of period	$5,133	$6,463
Credit to provision for credit losses	(249)	(955)
Charge-offs:
Other loans:
Consumer	(21)	(29)
Total charge-offs	(21)	(29)
Recoveries:
Real estate loans:
Residential, one- to four-family	4	8
Other loans:
Consumer	2	7
Total recoveries	6	15
Net (charge-offs) recoveries	(15)	(14)
Balance at end of period	$4,869	$5,494

	At September 30,	At December 31,
	2025	2024
Average loans outstanding, including fees	$551,275	$547,525
Allowance for credit losses as a percent of loans at amortized cost	0.87%	0.93%
Allowance for credit losses as a percent of non-performing loans at amortized cost	265.57%	134.91%

When compared to December 31, 2024, the current modeled allowance for credit losses related to the loan portfolio decreased by approximately $263 thousand, or 5.13%, which was comprised of a decrease of $354 thousand due to a decrease in reserve rate for the blended portfolio, partially offset by an increase of $91 thousand related to an increase in loan balance. Such allowance for credit losses was calculated utilizing a discounted cash flow model as further described in Part I Item 1 - Note 1 - Basis of Presentation and Significant Accounting Policies and Estimates.

	For the Nine Months Ended September 30,
	2025	2024
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	0.01%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	(0.20)%	(2.81)%
Ratio of net recoveries to average loans outstanding	—%	—%

For the nine months ended September 30, 2025, consumer loan net charge-offs to average consumer loans outstanding, annualized, improved to (0.20)% from (2.81)% for the prior year period. This improvement was primarily driven by an increase in average consumer loans outstanding of $8.6 million for the nine months ended September 30, 2025 when compared to the nine months ended September 30, 2024.

	At September 30,	At December 31,
	2025	2024
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family	$1,631	$1,891
Home equity	109	683
Commercial(1)	93	1,226
Other loans:
Consumer	—	4
Total non-accrual loans	1,833	3,804
Total non-performing loans	1,833	3,804
Foreclosed real estate	—	—
Total non-performing assets	$1,833	$3,804
Ratios:
Non-performing loans as a percent of total loans at amortized cost:	0.33%	0.69%
Non-performing assets as a percent of total assets:	0.25%	0.55%

(1) Includes Commercial construction loans.

Total non-performing assets decreased by $2.0 million, or 51.8%, to $1.8 million at September 30, 2025 from $3.8 million at December 31, 2024, due to a decrease in non-accrual loans of $2.0 million. Contributing to this decrease was one commercial relationship representing two loans with a total amortized cost of $1.2 million being sold at foreclosure and one nonaccrual home equity loan with an amortized cost of $545,000 being paid in full during the second quarter of 2025. The Company had no loans past due 90 days or more but still accruing at September 30, 2025 or December 31, 2024.

Other assets decreased $490,000, or 4.6%, to $10.2 million at September 30, 2025 from $10.7 million at December 31, 2024 as a result of normal operations.

The table below shows changes in deposit balances by type of deposit account between September 30, 2025 and December 31, 2024:

	At September 30,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$89,052	$96,412	$(7,360)	(7.6)%
Interest bearing	68,068	65,020	3,048	4.7%
Time deposits less than or equal to $250,000	179,652	173,745	5,907	3.4%
Money market	170,269	149,550	20,719	13.9%
Savings	51,674	54,322	(2,648)	(4.9)%
Total core deposits	558,715	539,049	19,666	3.6%
Non-core deposits
Time deposits greater than $250,000	31,630	33,929	(2,299)	(6.8)%
Total non-core deposits	31,630	33,929	(2,299)	(6.8)%
Total deposits	$590,345	$572,978	$17,367	3.0%

The increase in total deposits was primarily due to the 13.9% increase in money market accounts, a 3.4% increase in time deposits less than or equal to $250,000, and a 4.7% increase in interest bearing transaction accounts. These increases were partially offset by a 7.6% decrease in non-interest bearing transaction accounts, a 4.9% decrease in savings accounts and a 6.8% decrease in time deposits greater than $250,000. The increase in core time deposits and money market deposits was primarily due to an increase in customer demand for these types of deposit products as the result of the competitive interest rate environment. Our strategic focus remains centered on organic growth of deposits among our retail and commercial customers to reduce our reliance on wholesale funding and to strengthen customer relationships. At September 30, 2025 and December 31, 2024, our percentage of uninsured deposits to total deposits was 13.3% and 13.5%, respectively.

During the nine months ended September 30, 2025, long-term borrowings decreased by $8.3 million, or 80.5%, to $2.0 million at September 30, 2025 from $10.3 million at December 31, 2024 in connection with the repayment of $8.3 million of long-term debt with the FHLBNY. The borrowings were paid off at maturity as part of a balance sheet management strategy to focus on organic deposit growth and reduce reliance on wholesale funding sources.

Total stockholders’ equity increased $49.4 million, or 55.0%, to $139.3 million at September 30, 2025 from $89.9 million at December 31, 2024. The increase in stockholders’ equity was primarily attributed to the completion of the second step conversion and offering during the third quarter of 2025, as well as $5.3 million in net income earned during the first nine months of 2025.

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024

General. Net income increased to $2.4 million during the three months ended September 30, 2025, or $0.32 per diluted share, an increase of $1.0 million, or 77.1%, compared to net income of $1.3 million, or $0.18 per diluted share, for the three months ended September 30, 2024. Our financial performance for the three months ended September 30, 2025 was positively impacted by a $972,000 increase in net interest income along with an increase in non-interest income.

Net Interest Income. Net interest income for the three months ended September 30, 2025 increased by $972,000, or 18.1%, to $6.4 million as compared to $5.4 million for the three months ended September 30, 2024. Net interest margin and interest rate spread were 3.72% and 3.02%, respectively, for the three months ended September 30, 2025 as compared to 3.28% and 2.67%, respectively, for the three months ended September 30, 2024.

Interest Income. Interest income for the three months ended September 30, 2025 was $9.4 million, an increase of $500,000, or 5.6%, compared to $8.9 million for the three months ended September 30, 2024. The increase in interest income from the prior year quarter was primarily due to an increase in interest earned on loans of $463,000, or 6.0%, as a result of an increase in the average yield on loans of 21 basis points and an increase in the average balance of loans of $12.0 million, or 2.2%. The increase in the average yield on loans was primarily attributable to the origination and repricing of loans at higher interest rates since the third quarter of 2024.

Interest Expense. Interest expense for the three months ended September 30, 2025 was $3.0 million, a decrease of $472,000, or 13.6%, from $3.5 million for the three months ended September 30, 2024. The decrease in interest expense when compared to the prior year quarter was primarily due to a 27 basis points decrease in average interest rate paid on interest-bearing liabilities and a $20.8 million, or 4.1%, decrease in the average balance of interest-bearing liabilities. During the three months ended September 30, 2025 as compared to the same period in 2024, interest expense on deposits decreased by $353,000, or 10.6%, due to a 27 basis points decrease in the average interest rate paid on deposit accounts and a $2.6 million, or 0.5%, decrease in the average balance of deposits. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition to core deposits. Average interest-bearing deposit balances decreased during the three months ended September 30, 2025 when compared to the three months ended September 30, 2024 due to a decrease in all deposit categories except money market accounts. During the three months ended September 30, 2025, interest expense on borrowed funds and other interest-bearing liabilities decreased by $119,000, or 79.9%, compared to the three months ended September 30, 2024, primarily due to a $18.2 million, or 88.7%, decrease in average borrowed funds and other interest-bearing liabilities outstanding due to the repayment of $8.3 million in borrowed funds during the first nine months of 2025.

Provision (Credit) for Credit Losses. The Company recorded a $269,000 credit to the provision for credit losses for the three months ended September 30, 2025, as compared to a credit to the provision of $229,000 for the three months ended September 30, 2024. The credit to the provision for credit losses of $269,000 for the three months ended September 30, 2025 was primarily attributable to a decrease in the qualitative factors related to current economic conditions within the modeled allowance for credit losses estimate derived as of September 30, 2025.

Non-Interest Income. Non-interest income was $1.1 million for the three months ended September 30, 2025, an increase of $274,000, or 34.6%, as compared to $791,000 for the three months ended September 30, 2024. The increase was primarily due to a $182,000 increase in earnings on bank-owned life insurance as a result of a death benefit, an $83,000 increase in unrealized gain on equity securities, and a $24,000 increase in earnings on annuity assets in connection with the purchase of annuities during the fourth quarter of 2024, partially offset by a $14,000 decrease in debit card fees.

Non-Interest Expense. Non-interest expense remained relatively consistent at $4.8 million for both the three months ended September 30, 2025 and 2024, increasing $30,000, or 0.6%.

Income Tax Expense. Income tax expense was $487,000 for the three months ended September 30, 2025, an increase of $229,000, or 88.8%, as compared to $258,000 for the three months ended September 30, 2024. The increase in income tax expense from the prior year quarter was due to an increase in pre-tax income earned during the current quarter as well as an increase in the effective tax rate during the third quarter of 2025. The effective tax rate was 17.1% for the three months ended September 30, 2025 as compared to 16.2% for the three months ended September 30, 2024, as a result of an increase in pre-tax, taxable income.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024

General. Net income was $5.3 million for the nine months ended September 30, 2025, or $0.70 per diluted share, an increase of $1.9 million, or 54.1%, compared to net income of $3.5 million, or $0.46 per diluted share, for the nine months ended September 30, 2024. Net income for the nine months ended September 30, 2025 was positively impacted by a $2.2 million increase in net interest income along with a decrease in non-interest expenses.

Net Interest Income. Net interest income for the nine months ended September 30, 2025 increased by $2.2 million, or 14.1%, to $17.9 million as compared to $15.7 million for the nine months ended September 30, 2024. Net interest margin and interest rate spread were 3.68% and 3.09%, respectively, for the nine months ended September 30, 2025 as compared to 3.17% and 2.59%, respectively, for the nine months ended September 30, 2024.

Interest Income. Interest income increased by $610,000, or 2.3%, to $26.8 million for the nine months ended September 30, 2025 when compared to $26.2 million for the nine months ended September 30, 2024. This increase was primarily due to an increase in the interest earned on loans of $1.4 million, or 6.1%, as a result of an increase in the average yield on loans of 33 basis points and an increase in the average balance of loans of $1.4 million. The increase in the average yield on loans was primarily attributable to the origination and repricing of loans at higher interest rates since the third quarter of 2024. This increase in interest income was partially offset by a decrease in interest earned on interest-earning deposits of $665,000 or 33.9%, resulting from a decrease in the average yield on interest-earning deposits of 102 basis points and a decrease in the average balance of interest-earning deposits of $8.9 million, or 17.7%.

Interest Expense. Interest expense decreased $1.6 million, or 15.3%, to $8.9 million for the nine months ended September 30, 2025, compared to $10.5 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily due to a 28 basis points decrease in average interest rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities of $28.4 million, or 5.5%. During the first nine months of 2025, there was a $1.2 million decrease in interest expense on total deposit accounts when compared to the first nine months of 2024 due to a 28 basis points decrease in the average interest rate paid on total deposits along with a decrease in average total deposit balance of $7.4 million, or 1.5%. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition to core deposits. Interest expense on borrowed funds and other interest-bearing liabilities also decreased $431,000, or 77.2%, during the first nine months of 2025 when compared to the first nine months of 2024, primarily due to a $21.0 million, or 83.6%, decrease in the average balance of borrowed funds and other interest-bearing liabilities outstanding as we reduced our FHLBNY borrowings.

Provision (Credit) for Credit Losses. The Company recorded a $221,000 credit to the provision for credit losses on loans and unfunded commitments during the nine months ended September 30, 2025, as compared to a credit of $866,000 to the provision for credit losses during the nine months ended September 30, 2024. The decrease in the allowance for credit losses on loans and corresponding credit to the provision for credit losses recognized during the first nine months of 2025 was the result of a decrease in expected loss rates derived from expected quantitative losses inclusive of forecasted economic trends and qualitative considerations including current local economic conditions as of September 30, 2025.

Non-Interest Income. Non-interest income increased by $354,000, or 15.8%, to $2.6 million for the nine months ended September 30, 2025, as compared to $2.2 million for the nine months ended September 30, 2024. The increase was primarily due to a $185,000 increase in earnings on bank owned life insurance as a result of the recognition of a death benefit during the third quarter of 2025, a $182,000 increase in unrealized gain on equity securities, and a $69,000 increase in earnings on annuity assets in connection with the purchase of annuities during the fourth quarter of 2024, partially offset by a $49,000 decrease in service charges and fees and a $31,000 decrease in debit card fees.

Non-Interest Expense. Non-interest expense was $14.3 million for the nine months ended September 30, 2025, a decrease of $360,000, or 2.4%, as compared to $14.7 million for the nine months ended September 30, 2024. The decrease related primarily to a decline in FDIC insurance expense of $469,000, or 67.7%, due to a decrease in premium assessments related to remediating regulatory matters. As a result of management's efforts to decrease the use of external consultants and optimize operating expenses, professional services decreased by $217,000, or 20.0%, and occupancy and equipment expenses decreased by $143,000, or 6.9%. These decreases were partially offset by an increase in salaries and employee benefits of $469,000, or 5.8%, and a $94,000, or 7.0%, increase in data processing primarily due to an increase in costs related to core system maintenance when compared to the prior year period.

Income Taxes Expense. Income tax expense was $1.1 million for the nine months ended September 30, 2025, an increase of $415,000, or 63.2%, as compared to $657,000 for the first nine months of 2024. The increase in income tax expense from the first nine months of 2024 was primarily related to the increase in pre-tax income earned during the first nine months of 2025 and an increase in the effective tax rate during the first nine months of 2025. The effective tax rate was 16.7% for the first nine months of 2025 and 16.0% for the first nine months of 2024, as a result of an increase in pre-tax, taxable income.

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

We have written agreements with the FHLBNY, which allow us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2025, the maximum amount that we could borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $88.6 million, which was collateralized by certain fixed-rate residential, one- to four-family loans. At September 30, 2025, and December 31, 2024, we had outstanding advances under this agreement of $2.0 million and $10.3 million, respectively. As of September 30, 2025, we had available borrowing capacity of $86.6 million under the aforementioned agreement with the FHLBNY.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At September 30, 2025, and December 31, 2024, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. Additionally, as of September 30, 2025, the Bank has uncollateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

Lastly, we have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of September 30, 2025 and December 31, 2024.

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

Our primary investing activities include the origination of loans and the purchase of investment securities. For the nine months ended September 30, 2025, we originated loans of approximately $56.9 million as compared to approximately $42.8 million of loans originated during the nine months ended September 30, 2024. Loan originations exceeded principal repayments and other deductions during the nine months ended September 30, 2025 by $8.1 million. The Company did not make any purchases of investment securities or sell any investment securities during the nine months ended September 30, 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit, and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $590.3 million at September 30, 2025 as compared to $573.0 million at December 31, 2024. Approximately $188.4 million of time deposit accounts are scheduled to mature within one year as of September 30, 2025. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2025. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At September 30, 2025, the Bank exceeded all of its regulatory capital requirements.

Regulatory Capital

The federal banking agencies have developed a “Community Bank Leverage Ratio” ("CBLR") (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. As of September 30, 2025 and December 31, 2024, the Bank’s Community Bank Leverage Ratio was 16.34% and 13.83%, respectively.

In order to be considered “well-capitalized” by the FDIC, a non-CBLR bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At September 30, 2025 and December 31, 2024, the Bank’s Tier 1 Leverage capital ratio was 16.34% and 13.83%, respectively, and its Total Risk-Based capital ratio was 22.76% and 18.79%, respectively. Accordingly, the Bank was considered to be well-capitalized under applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2025. The Company’s stock repurchase program was terminated effective July 18, 2025 in connection with the consummation of the conversion of Lake Shore, MHC from mutual-to-stock form. Share amounts disclosed herein related to periods prior to the date of conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the conversion (1.3549).

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)(2)

July 1 through July 31, 2025	—	$—	—	—
August 1 through August 31, 2025	—	—	—	—
September 1 through September 30, 2025	—	—	—	—
Total	—	$—	—	—

(1) On August 13, 2021, our Board of Directors adopted a stock repurchase program. The stock repurchase program authorized the Company to repurchase up to an aggregate of 144,062 shares, or approximately 5% of its outstanding shares, excluding the shares held by Lake Shore, MHC. The Company’s stock repurchase program was terminated effective July 18, 2025 in connection with the consummation of the conversion of Lake Shore, MHC from mutual-to-stock form.

(2) On October 22, 2025, our Board of Directors adopted a plan to repurchase up to 5% of our outstanding shares of common stock. Repurchases under the plan are expected to commence following the one-year anniversary of the recently completed conversion of Lake Shore, MHC from mutual-to-stock form, or on July 20, 2026.

Item 5. Other Information

During the third quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

LAKE SHORE BANCORP, INC.
(Registrant)

November 12, 2025	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2025	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)