Form 10-K
period 2025-12-31
Lake Shore Bancorp, Inc. /MD/
filed 2026-03-17
CIK 2059653

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 001-42754

Lake Shore Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland
(State or Other Jurisdiction	39-3058424
of Incorporation or Organization)	(I.R.S. Employer Identification No.)

31 East Fourth Street, Dunkirk, NY 14048

(Address of Principal Executive Offices, including zip code)

(716) 366-4070

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	LSBK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025 was $27,817,196 based on the per share closing price as of June 30, 2025 on the Nasdaq Global Market for the registrant’s common stock, which was $11.66.

There were 7,836,100 shares of the registrant’s common stock, $.01 par value per share, outstanding at March 11, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders	III

1

2

PART I

Item 1. Business.

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on Lake Shore Bancorp, Inc.’s current expectations regarding its business strategies, intended results and future performance. Words such as anticipates, expects, intends, plans, believes, estimates and variations of such words and expressions are intended to identify forward-looking statements. Such statements reflect management's current views of future events and operations. These forward-looking statements are based on information currently available as of the date of this report. It is important to note that these forward-looking statements are not guarantees of future performance and involve and are subject to significant risks, contingencies, and uncertainties, many of which are difficult to predict and are generally beyond our control. Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, data loss or other security breaches, including a breach of our operational or security systems, policies or procedures, including cyber-attacks on us or on our third party vendors or service providers, economic conditions, the effect of changes in monetary and fiscal policy, inflation, tariffs, unanticipated changes in our liquidity position, climate change, public health issues, geopolitical conflict, increased unemployment, deterioration in the credit quality of the loan portfolio and/or the value of the collateral securing repayment of loans, reduction in the value of investment securities, the cost and ability to attract and retain key employees, regulatory or legal developments, tax policy changes, dividend policy changes, and our ability to implement and execute our business plan and strategy and expand our operations. These factors should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements, as our financial performance could differ materially due to various risks or uncertainties. We do not undertake to publicly update or revise our forward-looking statements if future changes make it clear that any projected results expressed or implied therein will not be realized.

General

Lake Shore Bancorp, Inc. (“Lake Shore Bancorp,” the “Company,” “us,” or “we”) operates as the parent holding company of Lake Shore Bank (the "Bank"). Our common stock is traded on the Nasdaq Global Market under the symbol “LSBK”. Unless the context otherwise requires, all references herein to Lake Shore Bancorp or Lake Shore Bank include Lake Shore Bancorp and Lake Shore Bank on a consolidated basis.

Lake Shore Bancorp, Inc.

Lake Shore Bancorp is a Maryland corporation that was incorporated in March 2025 to become the registered bank holding company for the Bank upon the conversion of Lake Shore, MHC (the “MHC”), a federally chartered mutual holding company, from the mutual-to-stock form of organization, which occurred on July 18, 2025 (the “Conversion”). The Company sold 4,950,460 shares of common stock at a price of $10.00 per share, for gross proceeds of approximately $49.5 million.

The Company is the successor corporation to Lake Shore Bancorp, Inc. (“Lake Shore Federal Bancorp”), the former federally chartered mid-tier stock holding company, which was formed in connection with the conversion of Lake Shore Savings Bank into the mutual holding company form of organization in April 2006, which in turn was a subsidiary of the MHC, which owned a majority of Lake Shore Federal Bancorp’s outstanding common stock.

The Company is regulated by the Federal Reserve Board. The Company owns all of the issued and outstanding capital stock of Lake Shore Bank.

Lake Shore Bank

Lake Shore Savings Bank was chartered as a New York savings and loan association in 1891. In 2006, Lake Shore Savings Bank converted from a New York-chartered mutual savings and loan association to a federal savings bank charter. On July 18, 2025, Lake Shore Savings Bank converted to a New York commercial bank renamed Lake Shore Bank. The

Bank is subject to the supervision and regulation of New York Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation (the "FDIC").

Lake Shore Bank’s principal business consists of attracting retail deposits from the general public in the areas surrounding its branch offices and investing those deposits, together with funds generated from operations, primarily in commercial real estate loans, one- to four-family residential mortgage loans, home equity lines of credit and, to a lesser extent, commercial business loans, consumer loans, and investment securities. Our revenues are principally derived from interest earned on our loans and investment securities. Our primary sources of funds for lending and investments are deposits, borrowings, receipts of principal and interest payments on loans and securities, proceeds from sales of investment securities, maturities and calls of investment securities and income resulting from operations in prior periods.

Available Information

Lake Shore Bancorp’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge on our website, www.mylsbank.com, on the “Investor Relations” page under “About Us”. Such reports are also available on the Securities and Exchange Commission’s website at www.sec.gov. Information on our website shall not be considered a part of this Form 10-K.

Market Area

Lake Shore Bank is a community bank that offers a variety of banking products to serve the market areas surrounding our ten branch offices located within the Western New York region of New York State.

Our geographic market area for loans and deposits is principally located within Erie and Chautauqua Counties of Western New York. As of the most recent United States Census Bureau population census as of July 1, 2024, Erie and Chautauqua Counties had an estimated combined population of approximately 1.1 million. Our market area is bounded by Lake Erie to the west and Canada to the north, and includes the city of Buffalo, the second largest metropolitan area in the State of New York by population. The market area includes several hospitals, a medical school and a major cancer research and treatment facility, along with a centralized medical campus to cultivate clinical care, research, education and entrepreneurship. The area has several colleges and universities, community colleges and various vocational and technical schools. Western New York is home to professional sports franchises and an international airport. The area hosts a broad diversity of industry, commercial establishments and financial institutions as well as a skilled and productive workforce.

The Erie County region and the City of Buffalo experienced strong economic expansion in recent years, including major growth in the health care and education sectors, resurgence in the central business district, and revitalization of the waterfront, which has led to an influx of private investment in development of hotels and housing in the downtown sector. This growth was incentivized by various programs offered by New York State to businesses opening, expanding, or relocating to Western New York, including Start-Up NY. The Buffalo Niagara Medical Campus grew significantly with the construction of a children’s hospital, expansion of an existing cancer/research hospital and construction of a medical school by the State University of New York at Buffalo. Development on the waterfront has centered on redevelopment of property for mixed use, including public access and private development that includes office space, ice rinks, hotels and restaurants. There has also been an increased interest in innovative start-up companies, driven by the investment of 43North, which holds an annual competition enhanced by significant funding to attract innovative start-up companies to relocate to Buffalo, NY. In addition to downtown development, construction is in process on a state-of-the-art football stadium in Orchard Park, which is expected to have a significant economic impact over the 30-year lease, with completion slated for 2026. This type of economic development has had a positive impact on the small business and middle-market customers that we focus on and we believe we will be able to capitalize on opportunities created by this economic growth. Given the significant restructuring of the local economy that has occurred within the region over the past few decades, the regional economy is considered diversified with a housing market that remains strong and various commercial and housing development projects continue to move forward to address local demand. The lending opportunities in our market area remain dynamic and we believe that such activity will continue.

Our primary market area has historically been stable, with a diversified base of employers and employment sectors. The local economies that we serve are not dependent on one key employer. Transportation equipment is a large manufacturing industry in the Buffalo area, as well as production of automobile component parts. The principal employment sectors are service-related, wholesale and retail trade, and durable-goods manufacturing.

Our future growth will be influenced by the strength of our regional economy, other demographic trends and the competitive environment. We believe that we have developed lending products and marketing strategies to address the credit-related needs of the residents and small businesses we serve in our local market area.

Competition

We face intense competition both in making loans and attracting deposits. Western New York has a significant number of financial institutions, including a super regional bank which has its headquarters in Buffalo, NY, and branches of large money centers and regional and super regional banks which have resulted from the consolidation of the banking industry in New York and surrounding states. Many of these competitors have greater resources and offer additional services than we do. We also face significant competition from online service providers who offer financial services, including loan and deposit products.

Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. The most direct competition for deposits comes from commercial banks, savings banks, credit unions, and online banks. We face additional competition for deposits from non-depository competitors such as mutual funds, securities and brokerage firms and insurance companies. With our longstanding history in Chautauqua County, we had the third most, or 16.8% of the deposit market share of the county as of June 30, 2025, while our largest two competitors held 25.3% and 19.2%, respectively. Meanwhile, we continue to maintain our presence in Erie County, where we held 0.5% of the deposit market share as of June 30, 2025, flat from 2024, while the overall deposits at banks and savings institutions experienced a significant decrease during the same period.

Many of our competitors are larger and have greater financial resources than us. Some of our competitors are not subject to the same degree of regulation as that imposed on commercial banks or federally insured institutions, and these other institutions may be able to price loans and deposits more aggressively. Competition for deposits and the origination of loans may limit our growth and adversely impact our profitability in the future.

We expect competitive pressure to remain intense primarily due to technological advances and the continuing trend of consolidation in the financial services industry. Technological advances have lowered barriers to entry in our local market area by allowing banks to expand their geographic reach by providing services over the internet and have made it possible for non-depository institutions, including fintech companies, to offer products and services that have traditionally been provided by banks. We attempt to be competitive with all financial institutions in our service area with respect to interest rates paid on interest-bearing deposit products and interest rates charged on loans. We believe the primary factors in competing for deposits and loans is through personalized service, knowledge of the local market area and our economy, local decision making, technological convenience via mobile and online banking and active participation and support of the communities we serve.

Lending Activities

General. Our principal lending activity is the origination of fixed rate and adjustable rate mortgage loans collateralized by commercial and residential real estate primarily located within our market area. We also originate commercial business loans, home equity loans and consumer loans. We retain the majority of loans that we originate. However, we may sell residential mortgage loans into the secondary market, with retention of servicing rights, in order to manage interest rate and liquidity risk when deemed appropriate. Additional efforts to manage interest rate risk include the origination of shorter-term, adjustable rate loans.

The loan portfolio composition table is set forth in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Report.

Loan Maturity. The following tables present the contractual maturity of our gross loans at December 31, 2025 and sets forth our fixed and adjustable rate loans at December 31, 2025, that are contractually due after December 31, 2026.

The table does not include the effect of prepayments or scheduled principal amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	Real Estate			Other Loans
	Residential, One- to Four-Family(1)	Home Equity	Commercial(2)	Commercial	Consumer	Total
	(Dollars in thousands)
Amounts due in:
One year or less	$46	$278	$31,035	$6,318	$553	$38,230
After one year through five years	1,784	3,050	115,779	9,647	501	130,761
After five years through 15 years	31,332	21,254	180,538	1,465	14,412	249,001
Beyond 15 years	116,933	22,388	—	—	—	139,321
Total	$150,095	$46,970	$327,352	$17,430	$15,466	$557,313

Interest rate terms on amounts due after one year:
Fixed rate	$146,515	$4,794	$121,941	$11,112	$14,913	$299,275
Adjustable rate	3,534	41,898	174,376	—	—	219,808
Total	$150,049	$46,692	$296,317	$11,112	$14,913	$519,083

(1)
There were no one- to four-family construction loans as of December 31, 2025 or 2024.
(2)
Includes commercial construction loans of $18.8 million and $18.9 million as of December 31, 2025 and 2024, respectively.

The following table presents our gross loan originations, purchases, sales, and principal repayments for the years indicated. There were no sales of any loans in 2025 or 2024.

	For the Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Total Loans:
Balance outstanding at beginning of year	$546,490	$558,536
Originations and Purchases:
Real estate loans:
Residential, one- to four-family(1)	4,472	5,750
Home equity	8,829	7,236
Commercial (2)	34,815	34,850
Other loans:
Commercial	6,795	5,120
Consumer(3)	17,937	364
Total originations	72,848	53,320
Deduct:
Principal repayments:
Real estate loans	53,470	58,925
Commercial and consumer loans	8,551	6,429
Total principal repayments	62,021	65,354
Loans charged off	4	12
Total deductions	62,025	65,366
Balance outstanding at end of year	$557,313	$546,490

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.
(3)
Includes the purchase of $17.6 million of consumer loans.

Commercial Real Estate Loans. We remained focused on originating commercial real estate loans and have assembled a strong team of loan officers to grow this portfolio. As such, our primary lending activity is the origination of commercial real estate loans to finance the purchase or construction of real property or to refinance real property. For the majority of our commercial real estate loan portfolio, the collateral is primarily located within our primary market area, Erie and Chautauqua Counties. At December 31, 2025, commercial real estate loans, which include construction loans, totaled $327.4 million and represented 58.8% of our total gross loan portfolio.

Commercial real estate loans that are collateralized by residential properties and multi-family apartment complexes made up 39.2% of the commercial real estate loan portfolio as of December 31, 2025 and totaled $128.5 million with a weighted average interest rate of 5.93%. Commercial real estate construction loans and commercial real estate loans secured by land totaled $21.4 million, or 6.6% of the commercial real estate portfolio, at December 31, 2025 with a weighted average interest rate of 6.79%. Non-residential, non owner-occupied commercial real estate loans amounted to $125.5 million, or 38.3% of our commercial real estate portfolio, while non-residential, owner-occupied commercial real estate loans amounted to $52.0 million, or 15.9% of our commercial real estate portfolio. These amounts can be further disaggregated into the following concentrations:

	At December 31, 2025
	Gross Loan Balance	% of Total Commercial Real Estate	Weighted Average Interest Rate
Non-Residential, Non Owner-Occupied:
Office	$46,566	14.2%	5.95%
Retail	27,064	8.3%	5.67%
Hotel/Motel	11,545	3.5%	6.90%
Warehouse	10,384	3.2%	6.76%
Self Storage	8,941	2.7%	5.28%
Other	21,008	6.4%	6.28%
Total Non-Residential, Non Owner-Occupied	$125,508	38.3%	6.04%

Non-Residential, Owner-Occupied
Office	$17,691	5.4%	5.90%
Warehouse	13,310	4.1%	5.83%
Restaurant	12,757	3.9%	6.68%
Other	8,223	2.5%	6.59%
Total Non-Residential, Owner-Occupied	$51,981	15.9%	6.20%

In underwriting commercial real estate loans, consideration is given to historic and expected net operating income generated by the real estate, the age and condition of the collateral, the financial resources and income level of the borrower and any guarantors, current and projected occupancy levels, location of the property, and the borrower’s business experience. Our commercial real estate loans are appraised by third party independent appraisers approved by the Board of Directors and reviewed by an independent firm prior to acceptance. Personal guarantees are typically obtained from commercial real estate borrowers.

We originate a variety of fixed and adjustable-rate commercial real estate loans generally for terms of five to 10 years and payments based on an amortization schedule of up to 25 years. Adjustable-rate loans are typically based on an index such as the prime rate or the FHLBNY advance rates with an added spread based on the type, size and risk of the loan. The rate is typically fixed for the first five years of the loan. Some adjustable-rate loans are subject to an interest rate floor. We typically lend up to a maximum loan-to-value ratio of 50% to 80% depending on the type and condition of the property being financed. Commercial real estate loans require a minimum debt service coverage ratio ranging from 1.15 to 1.50 depending on the type of property being financed and the strength of the personal guarantees of the owners. Fixed rate loans are typically subject to prepayment premiums if the loan is paid off within five years of origination and prior to the scheduled maturity.

At December 31, 2025, the average loan balance outstanding in the commercial real estate loan portfolio was $899,000 and the largest individual commercial real estate loan outstanding, net of participations sold, was a $10.3 million loan secured by multi-family real estate. This loan was performing in accordance with its original repayment terms at December 31, 2025.

Commercial real estate loans have larger balances and involve a greater degree of risk than one- to four-family residential loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on commercial real estate loans often depend on the successful operation and management of the properties or underlying businesses. As a result, repayment of such loans may be subject to a greater extent, than residential, one- to four-family real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on commercial real estate loans, we require borrowers and/or loan guarantors to provide annual financial statements on larger multi-family and commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider the net cash flow of the project, the borrower’s expertise, credit history and the value of the underlying property. In addition, we monitor the tenancy of the properties as to occupancy, lease rates, term of lease and tenant credit worthiness. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers, which generally require substantially greater evaluation and oversight efforts. Our loan policies limit the amount of loans to a single borrower or group of borrowers to reduce this risk and are designed to set such limits within those prescribed by applicable federal statutes and regulations. We engage a third party to periodically conduct a credit review of the commercial real estate portfolio, including compliance with our underwriting standards and policy requirements. In addition, we engage a third party to perform property site inspections on an annual basis as required by our Commercial Loan Policy.

We originate commercial construction loans primarily to established local developers to finance the construction of commercial and multi-family properties. We provide construction loans to local developers for the construction of one-to four-family residential developments. We also originate renovation loans, enabling a borrower to partially or totally refurbish an existing structure, which are structured as construction loans and monitored in the same manner.

These loans typically have a construction period of up to 24 months or longer, whereby draws are taken and interest only payments are made. As part of the draw process, inspection and lien checks are required prior to the disbursement of the proceeds. Interest rates on disbursed funds are based on the rates and terms set at closing. The majority of our commercial real estate construction loans are variable rate loans with rates tied to the prime rate, plus a spread. A floor rate may also be established in conjunction with a variable rate loan. A minimum of interest only payments on disbursed funds must be made on a monthly basis during the construction period. At the end of the construction period, the loan automatically converts to a commercial real estate mortgage.

Construction loans can be affected by economic conditions and the value of the underlying property. Construction loans may have additional risks related to advancing loan funds during construction due to the uncertain value of the property prior to the completion of construction. The repayment of a construction loan is, to a large degree, dependent on the successful and timely completion of the construction of the subject property. Construction delays may further impair the borrower’s ability to repay the loan. We limit our risks during the construction period as disbursements are not made until the required work for each advance has been completed and a lien check has been performed.

One- to Four-Family Residential Mortgage Lending. At December 31, 2025, our one- to four-family residential loans (including residential construction loans) totaled $150.1 million and represented 26.9% of the total gross loan portfolio. Our residential mortgage loan originations are obtained from customers, residents of our local communities or referrals from local real estate agents, brokers, attorneys, or builders. The majority of residential loans originated are fixed rate loans (approximately 97.6% of the residential, one- to four-family portfolio at December 31, 2025); although we do offer adjustable rate loan products to our customers. We have historically retained the majority of residential mortgage loans that we originate.

One- to four-family residential mortgage loan originations are generally for terms up to 30 years; however, we do offer and have successfully originated loans with shorter terms of 10, 15, or 20 years. One- to four-family residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option typically without penalty. Conventional one- to four-family residential mortgage loans originated by us customarily contain “due-on-sale” clauses that permit us to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. We do not offer “interest only” mortgage loans or “negative amortization” mortgage loans.

Our residential lending policies and procedures ensure that the majority of one- to four-family residential mortgage loans that we originate generally conform to secondary market guidelines, although we also originate non-conforming loans. We underwrite all conforming loans (i.e. loans with less than a $806,500 loan balance during 2025) using the criteria required by the Federal Home Loan Mortgage Corporation (“FHLMC”). We originate one- to four-family residential mortgage loans with a loan-to-value ratio up to 100%, and up to 101% with our United States Department of Agriculture (“USDA”) Rural Development Guaranteed Loan Program (“GLP”) mortgage loan product. Mortgages originated with a loan-to-value ratio exceeding 80% normally require private mortgage insurance.

During 2025, there were no one- to four-family residential mortgage loans sold to the secondary mortgage market. We may offer loans through programs offered by the State of New York Mortgage Agency (“SONYMA”) which are originated for sale. We retain all servicing rights for one- to four-family residential mortgage loans that we sell.

We also originate loans above the lending limit for conforming loans, which we refer to as “jumbo loans.” We originate jumbo loans with fixed-rates and terms of up to 30 years. At December 31, 2025, residential, one- to four-family loans with balances in excess of the 2025 conforming loan limit totaled $2.1 million, or 1.4% of the one- to four-family residential mortgage portfolio. Jumbo loans carry greater risk than conforming loans as there are a limited number of potential buyers for this type of real estate which results in greater price volatility. As a result, these loan types are subject to more conservative underwriting requirements.

We originate one- to four-family mortgage loans on non-owner occupied properties that the borrower holds for investment purposes. These loans have a higher interest rate and shorter terms than loans for an owner-occupied property. The loans typically have a fixed interest rate, terms up to 25 years and a loan to value ratio up to 75%. As of December 31, 2025, these loans represented $16.8 million, or 11.2% of the one- to four-family residential mortgage portfolio.

We offer adjustable rate mortgage loans with a maximum term of 30 years. When an adjustable rate mortgage is originated, the initial interest rate is established based on market conditions and competitor rates. The rate adjusts annually after one, five, or seven years, depending on the loan product. After the initial fixed rate time period, the interest rate on these loans will re-price based upon a specific U.S. Treasury index plus an additional margin, taking into consideration the cap and floor rates established at the time of loan origination.

The retention of adjustable rate one- to four-family residential mortgage loans in our loan portfolio helps reduce our exposure to changes in interest rates. However, there are unquantifiable credit risks resulting from potential increased costs to the borrower as a result of the pricing of adjustable rate residential mortgage loans. During periods of rising interest rates, the risk of default on one- to four-family residential adjustable rate mortgage loans may increase due to the increase of interest cost to the borrower. Furthermore, changes in the interest rates on adjustable rate mortgages may be limited by an initial fixed-rate period or by contractual limits on periodic interest rate adjustments, and as such adjustable rate loans may not adjust as quickly as our interest-bearing liabilities during a period of rapid increases in interest rates.

We originate construction-to-permanent loans for the purpose of construction of primary and secondary residences. At December 31, 2025, there were no residential construction-to-permanent loans outstanding. We issue a commitment that has one closing which encompasses both the construction phase and permanent financing. The construction phase is a maximum of twelve months and requires the borrower to make interest only payments at the rate stated in the loan agreement. The loan to value on construction-to-permanent loans cannot exceed 80.0% of the estimated completed value at the end of the project.

Construction lending generally involves a greater degree of risk as the repayment of the loan is dependent on the successful and timely completion of the project. Lake Shore Bank completes inspections during the construction phase prior to any disbursements, which limits our risk. Construction delays may impair the borrower’s ability to repay the loan.

One- to four-family real estate loans can be affected by economic conditions and the value of the underlying collateral. The majority of our one- to four-family residential loans are secured by property located in Western New York and are affected by economic conditions in this market area. Western New York’s housing market has consistently demonstrated stability in home prices resulting in stable collateral value and lower risk of loss.

Home Equity Loans and Lines of Credit. We currently provide all-in-one home equity lines of credit and have provided home equity loans in the past to our customers. Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residences. At December 31, 2025, home equity loans and lines of credit totaled $47.0 million and represented 8.4% of the total gross loan portfolio. The all-in-one home equity line of credit must have a minimum line amount of $5,000 up to a maximum of 80% of the total loan-to-value ratio for qualified borrowers. The all-in-one home equity line of credit product has interest rates tied to the prime rate and generally has a 15 year draw period and a 15 year payback period. Since 2010, our adjustable rate home equity loans include limits on decreases in the interest rate of the loan. The decrease in the interest rate may not be below the “floor” rate established at the time of origination. A customer has the option to convert either a portion, or the entire line of credit balance, to a term loan at a fixed rate of interest. As the customer pays down the balance on the term loan, the funds available on the line of credit increase by a like amount. All-in-one home equity lines of credit have 30 year maximum terms.

Home equity loans can be affected by economic conditions and the value of the underlying property. Home equity loans may have increased risk of loss if we do not hold the first mortgage resulting in Lake Shore Bank being in a secondary position in the event of collateral liquidation. At December 31, 2025, home equity loans and lines of credit where we do not hold the first mortgage represented 25.8% of the outstanding principal within our home equity loan portfolio. During periods of rising interest rates, the risk of default on home equity loans may increase due to the increase of interest cost to the borrower.

Commercial Business Loans. In addition to commercial real estate loans, we also engage in commercial business lending, (also known as C&I lending) primarily to small businesses. A commercial business loan may be a business installment loan, line of credit, or other commercial loan. At December 31, 2025, commercial business loans totaled $17.4 million, or 3.1% of the total gross loan portfolio. Most of our commercial business loans have fixed interest rates and are for terms generally not in excess of five years, while commercial lines of credit have variable interest rates. In underwriting commercial business loans, consideration is typically given to the financial condition and the debt service coverage capabilities of the borrower/operating entity, projected cash flows and collateral value. Whenever possible, we collateralize these loans with a first lien on general business assets and a specific lien on the equipment being purchased and require personal guarantees from principals of the borrower. We offer commercial loan services designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, purchases or improvements, working capital, vehicle purchases, and the refinancing of existing corporate debt.

At December 31, 2025, our largest individual commercial business loan had an unpaid principal balance of $1.8 million and was secured by business equipment. The largest commercial business loan exposures were two lines of credit, secured by business equipment, each with a credit limit of $6.0 million and no gross outstanding principal balance at December 31, 2025. At December 31, 2025, these loans were performing in accordance with their contractual terms.

Commercial business loans are generally considered to involve a higher degree of risk than residential mortgage loans because the collateral underlying the loans may be in the form of furniture, fixtures, and equipment and/or inventory subject to market obsolescence and accounts receivable which must be monitored. Commercial business loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower’s operation. Such risks can be significantly affected by economic conditions. In addition, commercial business lending generally requires substantially greater oversight efforts compared to residential real estate lending. Accordingly, the repayment of a commercial loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary form of repayment and may be insufficient to recover the outstanding balance of the loan. We engage a third party to conduct an annual credit review of the commercial business loan portfolio, including compliance with our underwriting standards and policy requirements.

Consumer Loans. To a lesser extent, we offer a variety of consumer loans. At December 31, 2025, consumer loans totaled $15.5 million, or 2.8% of the total gross loan portfolio. The largest component of our consumer loan portfolio are personal unsecured consumer loans and overdraft lines of credit. From time to time, we may purchase loans originated by third-party platforms, which are then underwritten by the Bank and recorded as loans held for investment. Our consumer loan portfolio also consists of loans secured by certificates of deposit and other secured loans.

Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. The application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

Loan Participations. From time to time, we may originate a commercial real estate loan or commercial business loan which may exceed our internal lending or concentration limits and sell a portion of the loan to another financial institution. The financial institution is typically a community bank located in New York State and its lending team is known by our commercial lenders. This allows us to meet the needs of our customers and comply with our internal lending limits. In some instances, we may purchase participation interests in loans where we are not the lead lender. In both of these circumstances, we follow our customary loan underwriting and approval policies. We have strong relationships with other community banks in our primary market area that may desire to purchase participations, and we may increase our sales of participations in the future, if deemed appropriate. At December 31, 2025, our sold participations in commercial real estate and commercial business loans totaled $17.9 million and $202,000, respectively, all of which were collateralized by properties or business assets within our primary market area in Western New York. We may also purchase commercial real estate loan or commercial business loan participations where we are not the lead lender in the future if deemed appropriate and at December 31, 2025, our purchased participations where we are not the lead lender in commercial real estate and commercial business loans totaled $6.2 million and $28,000, respectively. All of our loan participations are collateralized by properties or business assets within our primary market area and governed by a loan participation agreement.

Loan Approval Procedures and Authority. Our lending policies are approved annually by our Board of Directors and provide defined credit approval authorities based on loan type, size, and risk. Individual lending authorities for employees are established by the President and Chief Executive Officer, subject to maximum limits approved by the Board of Directors. Consumer loans are subject to individual lending limits and approvals consistent with policy, with unsecured and secured consumer loans above established thresholds requiring approval by the Officer Loan Committee ("OLC"). All residential mortgage and home equity lending decisions require approval by the OLC and are subject to applicable legal lending limits and other credit standards. Director loans require approval from the Board of Directors.

Commercial lending authority is structured based on total one‑borrower exposure. Commercial loan requests above individual officer authority require approval by the Officer Loan Committee, with commercial loans with total one obligor exposure in excess of $1.5 million and up to the legal lending limit of the Bank requiring the approval of three members of the Officer Loan Committee, two of which must be designated members of executive management. Lending authorities and approval thresholds are administered to ensure ongoing compliance with New York State Banking Law legal lending limits and internal risk management policies.

Current Lending Procedures. Upon receipt of a completed loan application from a prospective borrower, we order a credit report and verify certain other information. If necessary, we obtain additional financial or credit related information. We require an appraisal for all residential and commercial real estate loans and home equity loans, including loans made to refinance existing mortgage loans. Appraisals are performed by licensed third-party appraisal firms. An appraisal management firm, approved by the Board of Directors, has been engaged to handle all requests for appraisals on residential real estate loans. We require title insurance on all one- to four-family residential and commercial real estate loans and certain other loans. We also require property and casualty insurance on all real estate loans, and if applicable, we require borrowers to obtain flood insurance prior to closing. Based on loan-to-value ratios and lending guidelines, escrow accounts may be required for such items as real estate taxes, property and casualty insurance, flood insurance, and private mortgage insurance premiums.

Asset Quality

One of our key operating objectives has been, and continues to be, maintaining a high level of asset quality. Our high proportion of commercial real estate and one- to four-family residential mortgage loans primarily collateralized by property in Western New York, which historically has had stable property values, the maintenance of sound credit standards for new loan originations, our loan review procedures, including third party loan reviews, and strong executive management focus on credit quality have been factors in monitoring and managing our levels of credit risk. These factors have contributed to our strong financial condition.

Collection Procedures. We have adopted a loan collection policy and procedures to maintain adequate control on the status of delinquent loans and to ensure compliance with the Fair Debt Collection Practices Act, the Dodd-Frank Act, the Consumer Protection Act, the New York State Real Property Actions and Proceedings Law, and other applicable regulatory guidelines. When a borrower fails to make required payments on a residential, home equity, commercial, or consumer loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status.

Prior to proceeding with any foreclosure action in the case of a secured loan, we will review the collateral to determine whether its possession would be cost-effective for us. In cases where the collateral fails to fully secure the loan, in addition to repossessing the collateral, we may also sue on the note underlying the loan.

Non-performing Loans and Non-performing Assets. Loans are periodically reviewed for performance. Management individually evaluates loans when it is probable that at least a portion of the loan will not be collected in accordance with the original loan terms due to a deterioration in the financial condition of the borrower or in the value of the underlying collateral or when a loan is modified due to a borrower experiencing financial difficulty, dependent on the loan type. When a loan is determined to be individually evaluated, the measurement of the loan is based on the present value of the expected future cash flows, or the fair value of the collateral, if the loan is collateral-dependent. If the measurement value is less than the loan balance, the expected loss is recorded against the allowance for credit losses. Loans are placed on non-accrual status either when reasonable doubt exists as to the full timely collection of interest and principal, or when a loan becomes 90 days past due, unless an evaluation by management indicates that the loan is in the process of collection and is either guaranteed or well secured. When management designates loans on which we stop accruing interest income as non-accrual loans, we reverse outstanding interest income that was previously credited. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the borrower has performed for a period of at least six consecutive months.

Real estate acquired as a result of foreclosure is classified as foreclosed real estate until such time as it is sold. We record foreclosed real estate at its fair value less estimated selling costs at the date of acquisition. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the property could be sold at the foreclosure sale (to an outside bidder). If not, and we retain the property, then we will sell the real property securing the loan as soon thereafter as practical.

Loans modified due to borrowers experiencing financial difficulties occur when we grant borrowers loan modifications that we would not otherwise grant but for economic or legal reasons pertaining to the borrower’s financial difficulties. A concession is made when the terms of the loan modification are more favorable than the terms the borrower would have received in the current market under similar financial difficulties. These concessions may include, but are not limited to, principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension. We identify loans for potential modifications related to borrowers experiencing financial difficulty primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future. Generally, we will not return a loan modified due to a borrower experiencing financial difficulties to accrual status until the borrower has demonstrated the ability to make principal and interest payments under the restructured terms for at least six consecutive months. These loans may be individually evaluated loans, dependent on the accrual status of the loans, and may result in specific reserves within the allowance for credit losses and subsequent charge-offs, if appropriate. We had no loan modifications with borrowers experiencing financial difficulty for the years ended December 31, 2025 and December 31, 2024.

Refer to Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations” and Part IV, Financial Statements, Note 2 and Note 5 elsewhere in this report for additional details on nonperforming and individually evaluated loans.

Classification of Loans. Federal regulations require us to regularly review and classify our loans. In addition, our regulators have the authority to identify problem loans and, if appropriate, require them to be classified. Management closely monitors the quality of the loan portfolio and has established a loan review process designed to help grade the quality of our loan portfolio. The credit quality grade helps management make a consistent assessment of each loan relationship’s credit risk. Consistent with regulatory guidelines, we classify loans and other assets considered of lesser quality. Such ratings coincide with the “Substandard”, Doubtful”, and “Loss” classifications used by federal regulators in their examination of financial institutions. A “Substandard” classification indicates that a loan has one or more defined weaknesses and are characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. A “Doubtful” classification has all the weaknesses of a “Substandard” classification with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable. Loans classified as “Loss” are considered uncollectible and continuance as an asset is no longer warranted.

Regulations also provide for a “special mention” category (i.e. criticized loans), described as loans which do not currently expose us to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving our close attention. When we classify loans as either substandard or doubtful, we consider such classification in our allowance for credit losses described below. When we classify problem loans as loss, we typically charge-off the outstanding loan balance against the allowance for credit losses reserve. Our determination as to the classification of our loans and the amount of our loss allowances are subject to review by our regulators, which can require that we establish additional loss allowances. For further discussion on how management determines when a loan should be classified, refer to Note 5 in the consolidated financial statements located elsewhere in this report.

Allowance for Credit Losses on Loans and Unfunded Commitments. The allowance for credit losses on loans and unfunded commitments is a valuation allowance for management’s estimate of expected credit losses in the loan portfolio and commitments to extend credit. The process to determine expected credit losses utilizes analytic tools and judgment and is reviewed on a quarterly basis. We maintain the allowance through provisions for credit losses that we charge to income. We charge losses on loans against the allowance for credit losses when we believe the collection of the loan is unlikely, and all possible avenues of repayment have been analyzed, including the potential of future cash flow, the value of the underlying collateral, and strength of any guarantors or co-borrowers.

Our evaluation of risk in maintaining the allowance for credit losses includes the review of all loans on which the collectability of principal may not be reasonably assured. We consider the following qualitative and environmental factors as part of this evaluation: historical loan loss experience; payment status; the estimated value of the underlying collateral; changes in lending policies, procedures and loan review system; changes in the experience, ability, and depth of lending management and other relevant staff; trends in loan volume and the nature of the loan portfolio; and past, current, and future national and local economic conditions. There may be other factors that may warrant consideration in maintaining the allowance. Although we believe that we have established and maintained the allowance for credit losses to reflect losses expected over the life of the loans and commitments to extend credit in our portfolio, based on our evaluation of the factors noted above, future additions may be necessary if economic and other conditions differ substantially from the current operating environment.

In addition, various regulatory agencies periodically review our allowance for credit losses as an integral part of their examination process. These agencies may require us to increase the allowance for credit losses based on their evaluation of the information available to them at the time of their examination.

The following table presents our allocation of the allowance for credit losses by loan category and the percentage of gross loans in each category to total gross loans at the end of the years indicated. The allowance for credit losses allocated to each category is not necessarily indicative of inherent losses in any category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2025			2024
	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans	Amount	% of Allowance to Total Allowance	% of Loans in Category to Total Loans
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$721	14.8%	26.9%	$390	7.5%	29.5%
Home equity	100	2.0%	8.4%	137	2.7%	8.7%
Commercial(2)	3,916	80.2%	58.8%	4,171	81.3%	58.7%
	4,737	97.0%	94.1%	4,698	91.5%	96.9%
Other loans:
Commercial	140	2.9%	3.1%	421	8.2%	2.9%
Consumer	7	0.1%	2.8%	14	0.3%	0.2%
	147	3.0%	5.9%	435	8.5%	3.1%
Balance at end of year	$4,884	100.0%	100.0%	$5,133	100.0%	100.0%

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

For further discussion on how management evaluates its allowance for credit losses, refer to Notes 2 and 5 in the consolidated financial statements located elsewhere in this report.

Investment Activities

General. The general objectives of the investment portfolio are to provide for the overall asset/liability management of Lake Shore Bank. All of our securities carry market risk, as increases in market rates of interest may cause a decrease in the fair value of the securities. Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to provide collateral for pledging requirements on borrowings and deposit relationships, to generate a favorable return without incurring undue interest rate or credit risk, to complement our lending activities and to provide and maintain liquidity within established guidelines. Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit quality of our holdings. Our Board of Directors reviews and approves our investment policy on an annual basis. The Board of Directors has delegated primary responsibility for ensuring that the guidelines in the investment policy are followed to the Asset/Liability Committee. The Board of Directors designates members of executive management with the authority to purchase and sell securities within established plans and guidelines. All transactions are reviewed by the Asset/Liability Committee.

In establishing our investment strategies, we consider our interest rate sensitivity, the types of securities to be held, liquidity, and other factors. Commercial banks have authority to invest in various types of assets, including U.S. Government obligations, securities of various federal agencies, obligations of states and municipalities, mortgage-backed and asset-backed securities, collateralized-mortgage obligations, certain time deposits of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements, loans of federal funds, and, subject to certain limits, corporate debt and commercial paper.

We have classified all of our investments in debt securities as “available for sale.” The debt securities are reported at fair value and unrealized gains and losses on debt securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. Our current securities portfolio consists of collateralized mortgage obligations, mortgage backed securities, asset-backed securities, U.S. Government Agency bonds, and municipal bonds. Nearly all of our mortgage backed securities are directly or indirectly insured or guaranteed by FHLMC, the Government National Mortgage Association (“GNMA”) or the Federal National Mortgage Association (“FNMA”, or “Fannie Mae”). The municipal securities we invest in are fixed-rate, investment grade bonds issued primarily by municipalities in New York State, have maturities of 20 years or less, and many have private insurance guaranteeing repayment. The majority of municipal securities in our portfolio are unlimited general obligation bonds.

Fair values of available for sale securities are based on a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our third party data service provider.

We also have investments in equity securities, specifically Federal Home Loan Bank of New York (“FHLBNY”) stock, which must be held as a condition of membership in the Federal Home Loan Bank system. The level of investment is largely dependent on our level of borrowings from the FHLBNY. The investment in FHLBNY stock is considered restricted and is reported at cost on the consolidated statements of financial condition.

The related changes in fair market value of equity securities, if any are held, are reported in other non-interest income on the consolidated statements of income.

Classification of Investments. Federal regulations require us to regularly review and classify our investments based on credit risk in determining credit quality of investment portfolios as well as for calculating risk based capital. A decline in the market value of a security due to interest rate fluctuations is not a basis for adverse classification. Instead, the classification is based on the likelihood of the timely and full collection of principal and interest.

In assessing the credit quality of securities in our investment portfolio, we conduct a risk analysis, which includes a review of third party research and analytics. If this analysis indicates that an issuer of a security illustrates credit deterioration that would result in the existence of a potential credit related loss, we will consider it for classification.

Our determination as to the classification of our investments is subject to review by our regulators. We regularly review our investment portfolio to determine whether any investments require classification in accordance with applicable regulations. Our review of our investment portfolio at December 31, 2025 resulted in no securities being classified. At December 31, 2024, two private-label asset-backed securities were classified, as the issuer may not have had an adequate capacity to meet its financial commitments over the projected life of the investment or the risk of default by the obligor was possible, resulting in an expectation that we would not receive the full and timely repayment of principal and interest as expected. These two securities had been written off in prior periods, had an aggregate fair value of $31,000 at December 31, 2024, and were sold during the year ended December 31, 2025 for proceeds of $17,000.

We assessed whether we intended to or would be more likely than not required to sell our available-for-sale securities in an unrealized loss position before the recovery of its amortized cost basis and concluded that no securities met this criteria. Furthermore, we considered whether the decline in fair value related to credit factors and concluded that no allowance for credit losses on available-for-sale securities was required as of December 31, 2025 and December 31, 2024. During the years ended December 31, 2025 and 2024 and prior to the sale of the securities in 2025, we recaptured $4,000 and $6,000 respectively, of prior year other-than-temporary impairment charges. The recaptured amounts are reflected in the “recovery on previously impaired investment securities” line item in the consolidated statements of income.

Investment Securities Portfolio Maturities and Yields. The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio at December 31, 2025. Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities. Expected maturities for municipal bonds may differ from contractual maturities, because issuers may have the right to call or prepay obligations. The weighted average yield does not include the impact of tax-equivalent adjustment for bank qualified municipals.

			More than One Year		More than Five Years		More than Ten
	One year or less		through Five Years		through Ten Years		Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
			(Dollars in thousands)
Securities available for sale:
U.S. Government Agencies	$—	—	$2,004	2.89%	$—	—	$—	—	$2,004	$1,937	2.89%
Municipal bonds	633	0.77%	1,420	1.01%	12,095	2.29%	26,517	2.16%	40,665	33,840	2.14%
Mortgage-backed securities	12	2.30%	93	2.52%	2,852	3.24%	20,261	1.75%	23,218	20,360	1.94%
Asset-backed securities	—	—	—	—	1	5.39%	—	—	1	1	5.39%
Total securities available for sale	$645	0.80%	$3,517	2.12%	$14,948	2.47%	$46,778	1.98%	$65,888	$56,138	2.09%

Bank Owned Life Insurance. We own several Bank Owned Life Insurance (“BOLI”) policies totaling $31.5 million and $29.3 million at December 31, 2025 and 2024, respectively. The purpose of these policies is to offset the costs of supplemental employee retirement benefit (“SERP”) plans contractually obligated to members of management and non-employee directors. Refer to Note 11 in the notes to the consolidated financial statements beginning on page F-1 of this report for more information on the SERP plans. The lives of certain key employees and non-employee directors are insured, and the Bank is the sole beneficiary and will receive any benefits upon the employee or non-employee’s death. The policies were purchased from various life insurance companies. The design of the plan allows the cash value of the policy to be designated as an asset of the Bank. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on a quarterly, semi-annual or annual basis. The growth of the value of the asset will be recorded in non-interest income on the consolidated statements of income. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

Bank owned life insurance is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by any collateral. We have worked closely with our advisor to select insurance companies and the bond ratings and financial condition of the underlying insurance companies are monitored on a quarterly basis. The failure of one of these insurance companies could result in a significant loss. Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not increase in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by our regulators. This asset is considered illiquid because, although we may terminate the policies and receive the original premium plus all earnings at any time, such an action would require the payment of federal income taxes on all earnings since inception.

Sources of Funds

General. Deposits are our primary source of funds for lending and other investment purposes. We may also borrow funds, primarily from the FHLBNY, to supplement the amount of funds available for lending and daily operations. In addition, we derive funds from loan and mortgage-backed securities principal repayments and prepayments and from interest and proceeds from the maturity and call of investment securities, along with cash flows from operations. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates, pricing strategies, and economic conditions.

Deposits. We offer a variety of deposit accounts having a range of interest rates and terms. We currently offer regular savings deposits (consisting of Christmas Club and statement savings accounts), money market savings and checking accounts, interest-bearing and non-interest bearing checking accounts (i.e., demand deposits), health savings accounts, retirement accounts, time deposits, and Interest on Lawyer Accounts (“IOLA”). In addition to accounts for individuals, we also offer commercial savings, checking, money market, and analyzed accounts designed for small to medium-sized businesses and municipalities operating in our market area.

Deposit flows are influenced significantly by general and local economic conditions, changes in prevailing interest rates, pricing of deposits, and competition. Our deposits are obtained from communities surrounding our branch offices and we rely primarily on paying competitive rates, service, and long-standing relationships with customers to attract and retain these deposits. We may also rely on brokers to obtain deposits for liquidity purposes. We are a participant in the IntraFi Network Deposits program. This program offers our depositors enhanced FDIC insurance coverage. On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (the “EGRRCPA”) was signed into law and as a result reciprocal deposits obtained via the IntraFi Network Deposits program are generally not considered brokered deposits. At December 31, 2025 and 2024, we had $10.8 million and $10.5 million, respectively, of depositor funds placed in the IntraFi Network Deposits program. We had no brokered time deposits at December 31, 2025 or December 31, 2024.

When we determine our deposit rates, we consider local competition, U.S. Treasury securities offerings, the Fed Funds rate, our liquidity needs, and the rates charged on other sources of funds. We generally review our deposit mix and pricing on a weekly basis. Our deposit pricing strategy has generally been to offer competitive rates to attract funds and to focus on the acquisition of lower cost core deposits as opportunities arise.

The following table presents our time deposit accounts categorized by interest rates which mature during each of the years set forth below and the amounts of such time deposits by interest rate at December 31, 2025 and 2024.

	Period to maturity at December 31, 2025				At December 31,
	Less than One	More than One Year to	More than Two Years to	More than Three
	Year	Two Years	Three Years	Years	2025	2024
	(Dollars in thousands)
Interest Rate Range
0.49% and below	$5,774	$2,235	$299	$42	$8,350	$11,008
0.50% to 0.99%	2,776	1,151	302	870	5,099	5,988
1.00% to 1.99%	—	7	—	—	7	3,721
2.00% to 2.99%	443	2,294	—	—	2,737	12,472
3.00% to 3.99%	163,048	8,026	652	1,070	172,796	37,931
4.00% to 4.99%	12,874	114	1,851	—	14,839	95,687
5.00% to 5.99%	—	—	—	—	—	40,867
Total	$184,915	$13,827	$3,104	$1,982	$203,828	$207,674

At December 31, 2025 and 2024, time deposits with remaining terms to maturity of less than one year amounted to $184.9 million and $182.0 million, respectively.

At December 31, 2025 and 2024, we had $64.7 million, or 11.3% of total deposits, and $77.5 million, or 13.5% of total deposits, respectively, in uninsured deposits in excess of the FDIC insurance limit of $250,000. At December 31, 2025, we had $29.6 million in time deposits with balances of $250,000 or more maturing as follows:

Maturity Period	Amount
(In thousands)
Three months or less	$13,694
Over three months through six months	7,680
Over six months to twelve months	4,267
Over twelve months	3,976
Total	$29,617

Borrowings. We maintain borrowing arrangements in the form of lines of credit through one depository institution. We may also obtain term borrowings from the FHLBNY. Our borrowings typically consist of long-term FHLBNY advances. Lastly, we have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At December 31, 2025 we had no borrowings outstanding, and at December 31, 2024 we had $10.3 million of long-term debt from the FHLBNY.

Additional information regarding our deposits and borrowings are included in Notes 7 and 8 in the notes to our consolidated financial statements beginning on page F-1 of this report. Also, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information on sources of funds.

Subsidiary Activities

Lake Shore Bank is the only subsidiary of Lake Shore Bancorp. Lake Shore Bank has no subsidiaries.

Employees and Human Capital Resources

Our core values of “Putting People First and Helping our Customers, Energizing our Employees, Respecting our Stockholders and Serving our Communities” begins with our employees and their well-being. Our employees are integral to the establishment of personal relationships with each of our customers, and as such are critical to our success.

As of December 31, 2025, Lake Shore Bank employed 87 full-time employees and 11 part-time employees. Lake Shore employees are not represented by a collective bargaining unit. Management believes that it has good relations with our employees.

Management encourages and supports the growth and development of all our employees by providing internal and external educational opportunities. Employees have the opportunity to participate in instructor led classroom training, third party webinars, seminars, conferences, and local leadership training groups, in an effort to increase their knowledge. Whenever possible, we seek to fill open positions through internal promotions and transfers from within the organization.

As part of our efforts to attract and retain employees, as well as support their health and well-being, we provide, in addition to competitive salaries, a comprehensive benefit package that provides health, dental, life, disability and other ancillary insurance benefits, as well as a generous paid time off policy. In addition, through our 401(k), profit sharing, and Employee Stock Ownership Plan ("ESOP") programs, we facilitate the future financial well-being of our employees. Nearly all of our employees are stockholders in the Company through their participation in our ESOP. Employee participation helps align employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates. These benefits, when combined with incentive compensation and bonus programs, serve as rewards for performance and as retention vehicles.

Supervision and Regulation

General

Lake Shore Bank is a New York chartered commercial bank that is not a member of the Federal Reserve System (referred to as a “state nonmember bank”) subject to regulation, supervision, and examination by the NYSDFS, as its chartering agency, and the FDIC, as its primary federal regulator and deposit insurer. Lake Shore Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, subject to regulation, supervision, and examination by the Federal Reserve Board. As a publicly traded holding company, Lake Shore Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Any change in applicable laws or regulations, whether by the New York State legislature, the NYSDFS, the FDIC, the Federal Reserve Board, the SEC, or the United States Congress, could have a material adverse impact on the financial condition and results of operations of Lake Shore Bancorp and Lake Shore Bank.

Bank Regulation

As a New York chartered commercial bank, Lake Shore Bank is required to file reports with, and is periodically examined by, the FDIC and the NYSDFS concerning its activities and financial condition and is required to obtain regulatory approval prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the Deposit Insurance Fund maintained by the FDIC, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, the classification of assets, and the establishment of adequate credit loss reserves for regulatory purposes. The regulatory agencies have substantial enforcement authority over regulated institutions and may initiate enforcement actions with respect to an institution that fails to comply with applicable regulatory requirements or engages in violations of law or unsafe and unsound practices.

New York Bank Regulation

New York chartered commercial banks derive their lending, investment, branching and other powers primarily from the applicable provisions of New York State Banking Law and the regulations of the NYSDFS, as limited by federal laws and regulations. Under these laws and regulations, commercial banks may invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies, certain types of corporate equity securities, and certain other assets.

Investment Activities. Under state statutory authority for investing in equity securities, a bank may invest up to 2% of its assets or 20% of its capital, whichever is less, in exchange-registered corporate stock. Investment in the stock of a single corporation is limited to the lesser of 1% of the bank’s assets or 15% of the bank’s capital. A state nonmember bank’s authority to invest in equity securities is also constrained by federal law, as explained later. Such equity securities must meet certain earnings ratios and other tests of financial performance. A bank may also exercise trust powers upon approval of the NYSDFS. Lake Shore Bank has not requested trust powers.

New York chartered banks may also invest in subsidiaries. A bank may use this power to invest in corporations that engage in various activities authorized for banks, plus any additional activities that may be authorized by the NYSDFS.

Loans to Insiders. New York banking regulations impose requirements on loans which a bank may make to its executive officers and directors and to certain corporations or partnerships in which such persons have equity interests. These requirements include that (i) certain loans must be approved in advance by a majority of the entire Board of Directors and the interested party must abstain from participating directly or indirectly in voting on such loan, (ii) the loan must be on terms that are not more favorable than those offered to unaffiliated third parties, and (iii) the loan must not involve more than a normal risk of repayment or present other unfavorable features.

Enforcement. Under the New York State Banking Law, the Superintendent of Financial Services may issue an order to a New York chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the NYSDFS that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Superintendent to discontinue such practices, such director, trustee or officer may be removed from office after notice and an opportunity to be heard. We do not know of any past or current practice, condition or violation that may lead to any proceeding by the Superintendent or the NYSDFS against Lake Shore Bank or any of its directors or officers.

Cybersecurity. The NYSDFS requires New York State-chartered banks regulated by the NYSDFS to adopt broad cybersecurity protections. Lake Shore Bank established a program designed to ensure the safety of its information systems, adopted a written cybersecurity policy, and designated an information security officer. Lake Shore Bank is subject to ongoing compliance and reporting requirements of the NYSDFS.

New York State Community Reinvestment Regulation. As a New York chartered bank, Lake Shore Bank is subject to provisions of the New York State Banking Law that impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of their local communities (“NYCRA”). The NYCRA is substantially similar to the federal Community Reinvestment Act (“CRA”). Banks subject to the NYCRA are generally assessed once every 24 to 36 months, utilizing a four-tiered rating system, and such assessments are available to the public. The NYCRA also requires the Superintendent to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions, including mergers, asset purchases, and the establishment of branch offices or automated teller machines, and provides that NYCRA assessments may serve as a basis for the denial of any such application.

Federal Banking Regulation

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, regulators take into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions when and where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management personnel if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

Institutions that have less than $10 billion in total consolidated assets and meet other qualifying criteria may elect to use the optional community bank leverage ratio framework, which requires maintaining a leverage ratio of greater than 9.0% to satisfy the regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance provided that the institution’s leverage ratio falls no more than one percentage point below the applicable community bank leverage ratio requirement. Failure to meet the qualifying criteria within the grace period or maintain the required leverage ratio requires the institution to comply with the generally applicable capital requirements. In November 2025, the federal banking agencies issued a proposed rule to lower the community bank leverage ratio to 8%.

As of December 31, 2025, Lake Shore Bank elected to use the community bank leverage ratio framework

At December 31, 2025, Lake Shore Bank’s capital exceeded the minimum requirement of the community bank leverage ratio with a ratio of 16.65% and was considered to be well-capitalized.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including commercial banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits certain exceptions to these limitations.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. In addition, a state nonmember bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Action Regulations. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after being designated “critically undercapitalized.”

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital meets or exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action. Accordingly, Lake Shore Bank is considered “well capitalized” for regulatory capital purposes as of December 31, 2025.

Transactions with Affiliates and Loans to Insiders. Transactions between a bank and its affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions.

In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

A bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
•
not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based on a bank’s unimpaired capital and surplus.

In addition, extensions of credit in excess of certain limits must be approved by Lake Shore Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

 Enforcement. The FDIC has extensive enforcement authority over insured state nonmember banks. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations, breaches of fiduciary duty and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state non-member bank if the bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts. Lake Shore Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured by the FDIC. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks and savings institutions to $250,000 per depositor.

The FDIC assesses insured depository institutions to maintain its Deposit Insurance Fund. Under the FDIC’s risk-based assessment system, institutions deemed less risky pay lower assessments. Assessments for institutions of less than $10 billion of assets are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure of an institution’s failure within three years. Assessment rates (inclusive of possible adjustments) for institutions of Lake Shore Bank’s size currently range from 2.5 to 32 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment in the risk-based assessment system may be made without notice and comment rulemaking.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. As of December 31, 2025, we do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Community Reinvestment Act. Under the CRA, a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a state nonmember bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches, to acquire, or merge with, other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent CRA rating, based on a performance evaluation by its previous federal regulator, the Office of the Comptroller of the Currency, dated August 19, 2024 was “outstanding.”

Cybersecurity. Banking organizations are required to notify their primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Federal Home Loan Bank System. Lake Shore Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLBNY, Lake Shore Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2025, Lake Shore Bank was in compliance with this requirement.

Other Regulations

Interest and other charges collected or contracted for by Lake Shore Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

•
Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;
•
The TILA-RESPA Integrated Disclosure Rule, commonly known as the TRID rule. This rule amended the Truth in Lending Act and the Real Estate Settlement Procedures Act to integrate several consumer disclosures for mortgage loans;
•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•
Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
•
Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Truth in Savings Act;
•
Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws;
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;
•
USA PATRIOT Act, which requires banks operating to, among other things, establish broadened anti-money laundering compliance programs, due diligence policies, and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and
•
Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Bank Holding Company Regulation

General. Lake Shore Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956. As such, Lake Shore Bancorp is registered with the Federal Reserve Board and be subject to regulation, examination, supervision and reporting requirements applicable to bank holding companies. The Federal Reserve Board has enforcement authority over Lake Shore Bancorp and if applicable in the future any non-bank subsidiaries to, among other things, restrict or prohibit activities that are determined to be a serious risk to Lake Shore Bank.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including that its depository institution subsidiaries are “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than a bank holding company. Such activities can include insurance underwriting and investment banking. Lake Shore Bancorp has no plans to elect “financial holding company” status at this time.

Capital. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, such that bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve Board. As a result, the Federal Reserve Board’s consolidated holding company regulatory capital requirements do not presently apply to Lake Shore Bancorp.

Source of Strength. By law, bank holding companies must act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress. This support may be required at times when Lake Shore Bancorp may not have the resources to provide support to Lake Shore Bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Stock Repurchases and Dividends. The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Lake Shore Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Revenues of Lake Shore Bancorp will be derived primarily from dividends paid to it by Lake Shore Bank. The right of Lake Shore Bancorp, and consequently the right of stockholders of Lake Shore Bancorp, to participate in any distribution of the assets or earnings of Lake Shore Bank, through the payment of such dividends or otherwise, is subject to the prior claims of creditors of Lake Shore Bank, including depositors of Lake Shore Bank, except to the extent that certain claims of Lake Shore Bancorp in a creditor capacity may be recognized.

Acquisition of Holding Company

Under the Change in Bank Control Act, no person or group of persons may acquire “control” of a bank holding company, such as Lake Shore Bancorp, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under the Change in Bank Control Act and applicable regulations, means ownership, control of, or the power to vote 25% or more of any class of voting securities of the company. Acquisition of more than 10% of any class of a bank holding company’s voting securities constitutes a rebuttable presumption of control under certain circumstances, including where, as is the case with Lake Shore Bancorp, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

In addition, the Bank Holding Company Act prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve Board. Among other circumstances, under the Bank Holding Company Act, a company has control of a bank or bank holding company if the company owns, controls or has the power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve Board has established presumptions of control under which the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve Board, could constitute the acquisition of control of a bank holding company for purposes of the Bank Holding Company Act.

Federal Securities Laws

Lake Shore Bancorp common stock is registered with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, as amended. Lake Shore Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Shares of the common stock purchased by persons who are not affiliates of Lake Shore Bancorp may be resold without registration. Shares purchased by an affiliate (generally officers, directors and principal stockholders) of Lake Shore Bancorp will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Lake Shore Bancorp meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Lake Shore Bancorp who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Lake Shore Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, the Chief Executive Officer and Chief Financial Officer of Lake Shore Bancorp are required to certify that its quarterly and annual reports filed with the Securities and Exchange Commission do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of internal control over financial reporting; they have made certain disclosures to its auditors and the audit committee of the Board of Directors about internal control over financial reporting; and they have included information in the quarterly and annual reports about their evaluation and whether there have been changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. Lake Shore Bancorp has existing policies, procedures and systems designed to comply with these regulations, and is further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in the Company, investors should consider, among other factors, the following risk factors described below as well as all other information included in this Annual Report on Form 10-K. The risks listed here may not be the only risks we face. Additional risks that are not presently known, or that we presently deem immaterial, could also have a material effect on our financial condition, results of operations, business and prospects. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Lending Activities

We have a substantial amount of commercial real estate and commercial business loans, and we intend to continue to increase our originations of these types of loans. These loans involve credit risks that could adversely affect our financial condition and results of operations. As of December 31, 2025, commercial real estate (including commercial construction) and commercial business loans comprised in the aggregate 61.9% of our total gross loan portfolio. These types of loans may expose a lender to greater credit risk than residential loans secured by one- to four-family real estate because the historical losses have been higher for commercial loans. In addition, commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential loans for the following reasons:

•
Commercial Real Estate Loans - Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.
•
Commercial Business Loans - Repayment is generally dependent upon the successful operation of the borrower’s business.

A deterioration in economic conditions in our market areas could affect the performance of our commercial loan portfolio. Higher prices for businesses and consumers and high unemployment could negatively affect our commercial loan portfolio, if business owners or consumers are not able to make loan payments. If there was a downturn in the real estate market or our national or local economy, due to inflation, changes in interest rates or monetary policy, increased unemployment or other reasons, then this could adversely affect the value of the properties securing the loans or revenues from our borrowers’ businesses thereby increasing the risk of non-performing loans. Because commercial loans generally have a higher loan balance in comparison to residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations. If we foreclose on these loans, our holding period for the collateral typically is longer than for a one- to four-family residential property because there are fewer potential purchasers of the collateral, which could adversely affect our operating results and financial condition.

We have a significant number of loans secured by real estate and a downturn in the local real estate market could negatively impact our profitability. At December 31, 2025, approximately $526.7 million, or 94.5%, of our total gross loan portfolio was classified as real estate loans. Most of the real estate securing these loans is located in our primary lending market, Erie and Chautauqua Counties in Western New York. Future declines in the real estate values in Erie and Chautauqua Counties and surrounding markets as a result of an economic downturn could significantly impair the value of the particular collateral securing our loans and our ability to sell the collateral upon foreclosure for an amount necessary to satisfy the borrower’s obligations to us. This could require increasing our allowance for credit losses to address the decrease in the value of the real estate securing our loans, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Unlike larger financial institutions that are more geographically diversified, our profitability depends primarily on the general economic conditions in our primary market area. Local economic conditions have a significant impact on our residential real estate, commercial real estate, construction, commercial business and consumer lending, including, the ability of borrowers to repay these loans and the value of the collateral securing these loans.

Deterioration in economic conditions could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, liquidity and results of operations:

•
demand for our products and services may decrease;
•
loan delinquencies, problem assets and foreclosures may increase;
•
collateral for loans, especially real estate, may decline in value, thereby reducing customers’ future borrowing power, and reducing the value of assets and collateral associated with existing loans;
•
the value of our securities portfolio may decrease; and
•
the net worth and liquidity of loan guarantors may decrease, thereby impairing their ability to honor commitments made to us.

Moreover, a significant decline in general economic conditions, caused by inflation, acts of terrorism, an outbreak of hostilities or other international or domestic calamities or other factors beyond our control could further impact these local economic conditions and could further negatively affect our financial performance. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our non-residential, non-owner-occupied real estate loans may expose us to increased credit risk. At December 31, 2025, $125.6 million, or 38.3% of our total gross commercial real estate loan portfolio, consisted of loans secured by non-residential, non-owner-occupied real estate properties. At December 31, 2025, all of our non-residential, non-owner-occupied real estate loans were performing in accordance with their repayment terms, with the exception of one loan with an amortized cost of $89,000. Loans secured by non-residential, non-owner-occupied properties generally expose a lender to greater risk of non-payment and loss than loans secured by non-residential, owner occupied properties because repayment of such loans depend primarily on the tenant’s continuing ability to pay rent to the property owner, who is our borrower, or, if the property owner is unable to find a tenant, the property owner’s ability to repay the loan without the benefit of a rental income stream. In addition, the physical condition of non-residential, non-owner-occupied properties is often below that of owner-occupied properties due to lenient property maintenance standards that negatively impact the value of the collateral properties. Furthermore, some of our non-residential, non-owner-occupied real estate loan borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one credit relationship may expose us to a greater risk of loss compared to an adverse development with respect to a non-residential, owner-occupied or residential one- to four-family mortgage loan.

Our historical emphasis on residential mortgage loans exposes us to lending risks. As of December 31, 2025, $150.1 million, or 26.9% of our total gross loan portfolio, was secured by residential, one- to four-family real estate loans and we intend to continue to make loans of this type. Residential, one- to four-family mortgage lending is generally sensitive to regional and local economic conditions that can significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential, one- to four-family mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

Deteriorating credit quality could adversely affect our earnings. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results. A downturn in the real estate market or the local economy could exacerbate this risk. We review our allowance for credit losses for loans and unfunded commitments on a quarterly basis to ensure that it sufficiently reflects management's estimate of expected losses as of the valuation date.

Our investment portfolio may experience credit deterioration, which could have a material adverse effect on our operating results. Numerous factors, including the credit quality of the counterparty, adverse changes in business climate, adverse actions by regulators, lack of liquidity for re-sales of certain investment securities, or unanticipated changes in the competitive environment could have a negative effect on our investment portfolio or other assets in future periods. The existence of credit deterioration within the investment portfolio could cause us to add to our allowance for credit losses. We review our allowance for credit losses on our investment portfolio on a quarterly basis to ensure that it sufficiently reflects management’s estimate of expected losses inherent within the investment portfolio.

Material additions to our allowance for credit losses on loans, unfunded commitments, or the investment portfolio also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance for credit losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for credit losses on loans. We rely on underlying credit ratings of our investment portfolio, as well as other economic characteristics, to determine if a credit loss exists within our investment portfolio and whether an allowance for credit losses on investments is required. If our assumptions prove to be incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan, unfunded commitment, and investment portfolios, resulting in additions to our allowance for credit losses. Our increased focus on commercial loan originations has been one of the more significant factors we have taken into account in evaluating our allowance for credit losses and provision for credit losses. If we were to further increase the amount of commercial loans in our portfolio, we may decide to make increased provisions for credit losses. In addition, bank regulators periodically review our allowance for credit losses and may require us to increase our provision for credit losses or recognize further loan charge-offs, which may have a material adverse effect on our financial condition and results of operations.

We have extended off-balance sheet commitments to borrowers which expose us to credit and interest rate risk. We enter into off-balance sheet arrangements in the normal course of business to meet the financing needs of our customers. These off-balance sheet arrangements include commitments to grant loans, unfunded commitments to fund loans and lines of credit, and commercial and standby letters of credit which would impact our liquidity and capital resources to the extent customers accept or use these commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments is represented by the contractual or notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

Risks Related To Our Business

Low demand for real estate loans may lower our profitability. Making loans secured by real estate, including residential, one- to four-family and commercial real estate, is our primary business and primary source of revenue. If customer demand for real estate loans decreases, our profits may decrease because our alternative investments, primarily securities, generally earn less income than real estate loans. Customer demand for loans secured by real estate could be reduced due to weaker economic conditions, an increase in unemployment, a decrease in real estate values or an increase in interest rates. If interest rates rise, loan demand may slow down, and deposit expenses may increase, which could lower our net interest income and profitability.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our growth and future success will depend in large part upon the skills of our management team led by President and CEO, Kim C. Liddell, Executive Vice President Commercial Division, Jeff Werdein and Chief Financial Officer and Treasurer, Taylor Gilden. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment and retentions agreement with Messrs. Liddell, Werdein, and Gilden, that contain a non-compete provision, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses. Our risk management framework is designed to minimize risk and loss to us and our customers. We seek to identify, measure, monitor, report and control our exposure to risk, including credit, interest rate, liquidity, price, operations, compliance, strategic, and reputation risks. We additionally segregate and assess information technology and human resource risks due to their complexity and over-arching risk profiles. While we deploy a diverse set of risk monitoring and mitigation techniques, including internal management and third-party engagement in risk processes; risk identification and mitigation processes are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and a volatile legislative and regulatory financial services landscape, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

The results of our operations may be adversely affected by environmental conditions. During the course of making loans secured by real estate, we have acquired and may acquire in the future, property securing loans that are in default. There is a risk that we could be required to investigate and clean-up hazardous or toxic substances or chemical releases at such properties after acquisition in a foreclosure action, and that we may be held liable to a governmental entity or third parties for property damage, personal injury and investigation and clean-up costs incurred by such parties in connection with such contamination. In addition, the owner or former owners of contaminated sites may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from such property. An environmental assessment of real estate securing commercial loans is completed prior to loan closing. This initial assessment may indicate a higher level of testing is needed. The borrower is then required to have further testing and complete any remedial action recommended. To date, we have not been subject to any environmental claims. There can be no assurance, however, that this will remain the case in the future.

Our business strategy includes growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues. Our business strategy primarily focuses on loan growth, funded by deposits. Achieving such growth may require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, the level of competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached. Furthermore, there can be considerable costs involved in opening branches or loan production offices and expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings until certain economies of scale are reached. Our expenses could be further increased if we encounter delays in the opening of new branches or loan production offices.

Acquisitions may disrupt our business and dilute stockholder value. We continually evaluate merger and acquisition opportunities of other financial institutions. As a result, negotiations may take place and future mergers or acquisitions with consideration consistent of cash and/or equity securities may occur. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services. Acquired other banks or businesses may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•
Payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short- and long-term;
•
Potential exposure to unknown or contingent liabilities of the target company, as well as potential asset quality problems of the target company;
•
Potential volatility in reported income associated with goodwill impairment losses;
•
Difficulty and expense of integrating the operations and personnel of the target company;
•
Inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of acquisition;
•
Potential disruption to our business and diversion of our management’s time and attention;
•
The possible loss of key employees and customers of the target company; and
•
Potential changes in banking or tax laws or regulations that may affect the target company.

Competition in our primary market area may reduce our ability to attract and retain deposits and originate loans. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Our most direct competition for savings deposits has come from commercial banks, credit unions, savings banks and online banks. Competition has increased in our market areas as a result of new entrants to the Erie County market area. We face additional competition for depositors from non-depository competitors such as the mutual fund industry, securities and brokerage firms, insurance companies, and the U.S. Department of the Treasury. Our competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, online retail mortgage lenders and other financial service companies. Competition for loan originations and deposits may limit our future growth and earnings prospects. Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability will depend upon our continued ability to compete successfully in our market areas.

Our asset size may make it more difficult for us to compete. Our asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Our lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest income from non-traditional banking activities. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.

Risks Related to Interest Rates and Liquidity

Changes in interest rates could adversely affect our results of operations and financial condition. Our results of operations and financial condition are significantly affected by changes in interest rates. We derive our income primarily from the difference or “spread” between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market interest rates change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

From an interest rate risk perspective, we have generally been liability sensitive, which indicates that our liabilities generally re-price faster than assets. Our earnings have historically been adversely impacted by rising interest rate environments, including that which existed in 2022 and 2023, as the majority of our interest-earning assets are long-term, fixed rate mortgage-related assets that did not re-price as long-term interest rates increased. If rates rise, we would expect loan applications to decrease, prepayment speeds to slow down and the interest rate on our loan portfolio to remain static. Conversely, a majority of our interest-bearing liabilities have much shorter contractual maturities and are expected to re-price, resulting in increased interest expense. A significant portion of our deposits have no contractual maturities and are likely to re-price quickly as short-term interest rates increase. Therefore, in an increasing rate environment, our cost of funds is expected to increase more rapidly than the yields earned on our loan and securities portfolios. The impact on earnings is more adverse when the slope of the yield curve flattens or inverts, i.e. when short-term interest rates increase more than corresponding changes in long-term rates or when long-term rates decrease more than corresponding changes in short-term rates.

Changes in market interest rates could also reduce the value of our interest-earning assets including, but not limited to, our securities portfolio. In particular, the unrealized gains and losses on securities available for sale are reported, net of tax, in accumulated other comprehensive income which is a component of stockholders’ equity. As such, declines in the fair value of such securities resulting from increases in market interest rates may adversely affect stockholders’ equity.

In a decreasing interest rate environment, our earnings may increase or decrease. If long-term interest-earning assets do not re-price and interest rates on short-term deposits begin to decrease, earnings may rise. However, low interest rates on loan products may result in an increase in prepayments as borrowers would be incented to refinance their loans. If we cannot re-invest the funds received from prepayments at a comparable spread, net interest income could be reduced. Also, in a falling interest rate environment, certain categories of deposits may reach a point where market forces prevent further reduction in interest paid on those products. The net effect of these circumstances is reduced net interest income and possibly net interest rate spread.

We are subject to certain risks with respect to liquidity. “Liquidity” refers to our ability to generate sufficient cash flows to support our operations and to fulfill our obligations, including commitments to originate and fund loans, to repay our wholesale borrowings and other liabilities and to satisfy the withdrawal of deposits by our customers. Our primary source of liquidity is our core deposit base, which is raised through our retail branch network. Our core deposits, which is defined as our deposits other than certificates of deposit greater than $250,000 and brokered certificates of deposit, represented 94.8% of total deposits at December 31, 2025. Additional available unused sources of liquidity include borrowings from the Federal Reserve of New York discount window, FHLBNY borrowings, brokered deposits, and a line of credit with a correspondent bank. Liquidity is further provided by unencumbered, or unpledged, investment securities that totaled a fair value of $52.5 million at December 31, 2025. The availability of our line of credit with our correspondent bank may also be reduced or eliminated. We have uncollateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low-cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the banking industry in general. Factors that could detrimentally impact our access to liquidity sources include regulatory restrictions, disruptions in the financial markets or negative views and expectations about the prospects for the banking industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Risks Related to Economic Conditions

High inflation levels could adversely impact our business and results of operations. The national economy continues to experience elevated levels of inflation. As of December 31, 2025, the year over year consumer price index (“CPI”) increase was 2.7% primarily driven by increases in food, energy, medical care, and shelter prices. High inflation, if sustained, could have an adverse effect on our business. The movement in interest rates in response to elevated levels of inflation has decreased the value of our securities portfolio since 2021, resulting in an increase in unrealized losses recorded in accumulated other comprehensive loss on the stockholders’ equity section of our balance sheet. In addition, inflation-driven increases in our levels of non-interest expense could negatively impact our results of operations. High inflation and increasing interest rates could also cause increased volatility in the business environment, which could adversely affect loan demand and borrowers’ ability to repay loans.

Changes in the Federal Reserve Board’s monetary or fiscal policies could adversely affect our results of operations and financial condition. Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board has, and is likely to continue to have, an important impact on the operating results of banks through its power to implement national monetary policy, among other things, in order to curb inflation or combat a recession. The Federal Reserve Board’s actions affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence on other monetary and fiscal policies. The monetary policies of the Federal Reserve Board may be affected by certain policy initiatives of the current Administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may negatively impact productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the Federal Reserve Board may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the current Administration’s policy changes and their impact on the policies of the Federal Reserve Board, as well as our business and financial results, are uncertain at this time.

Risks Related to Operations

We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches. The computer systems and network infrastructure we use could be vulnerable to hardware, software, and cybersecurity issues. Our operations are dependent on our ability to protect our computer equipment from fire, power loss, telecommunications failure or other similar catastrophic events. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third parties, unknown third parties, or through cyber-attacks. The risk of a breach can exist whether information systems and services are in our hosted data centers or in our third party's data centers, including cloud-based computing services. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information, or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Breaches have occurred, and may occur again, in our systems and in the systems of our third party vendors. The risks of cyber-threats continue to evolve and are substantially escalating, and we may be required to expend significant additional resources to continue to modify or enhance our protection measures to mitigate information security vulnerabilities or incidents. Cybersecurity, and the continued enhancement of our controls and processes to protect our systems, data and networks from attacks, unauthorized access or significant damage, remains a priority. The occurrence of any failures, interruptions or security breaches of information systems used to process customer transactions could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows.

We rely on third party vendors, which could expose us to and have exposed us to additional cybersecurity risks. Third party vendors provide key components of our business infrastructure, including certain data processing and information services. Accordingly, our operations are exposed to the risks that these vendors will not perform in accordance with our contractual agreements with them, or if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.

We continually encounter technological change. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as our ability to create additional efficiencies in our operations. Our largest competitors have substantially greater resources to invest in technological improvements. Furthermore, new payment services developed and offered by non-financial institution competitors pose an increasing threat to the traditional payment services offered by financial institutions. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers and we may not be able to effectively deploy new technologies such as Artificial Intelligence to improve our operational efficiency. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on us.

We may be subject to risks and losses resulting from fraudulent activities that could adversely impact our financial performance and results of operations. As a bank, we are susceptible to fraudulent activity that may be committed against us or our clients, which may result in financial losses or increased costs to us or our clients, disclosure or misuse of our information or our client information, misappropriation of assets, privacy breaches against our clients, litigation or damage to our reputation. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, checking transactions, and debit cards that we have issued to our customers and through our online banking portals. We maintain a system of internal controls and insurance coverage to mitigate against such risks, including data processing system failures and errors, and customer fraud. If our internal controls fail to prevent or detect any such occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

Risks Related To Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations. Lake Shore Bank and Lake Shore Bancorp are subject to extensive regulation, supervision and examination by NYSDFS, the FDIC, and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding companies may engage and are intended primarily for the protection of federal deposit insurance funds and the depositors and borrowers of Lake Shore Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for credit losses. Lake Shore Bank and Lake Shore Bancorp, Inc. were both subject to enforcement actions with their regulators which were all lifted in late 2024 and early 2025. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firms. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations, and our interpretation of those changes.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act and related regulations may subject us to fines or sanctions. The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Once such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers that open new financial accounts. Failure to comply with these regulations could result in fines or sanctions.

We are subject to the Community Reinvestment Act (“CRA”) and fair lending laws, and failure to comply with these laws could lead to material penalties. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, NYS Executive Law 296-a, and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The CFPB, the United States Department of Justice, and other federal agencies are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including paying damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity, and restrictions on expansion activity. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.

We may be required to raise additional capital in the future, but that capital may not be available when it is needed, or it may only be available on unacceptable terms, which could adversely affect our financial condition and results of operations. We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point, however, need to raise additional capital to support continued growth or be required by our regulators to increase our capital resources. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance. Accordingly, we may not be able to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations and pursue our growth strategy could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

The Federal Reserve Board may require us to commit capital resources to support Lake Shore Bank, and we may not have sufficient access to such capital resources. Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to attempt to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by Lake Shore Bancorp to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations. Moreover, it is possible that we will be unable to borrow funds when we need to do so.

We qualify as a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our common stock less attractive to investors. We are a smaller reporting company, and, for as long as we continue to qualify as a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to smaller reporting companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and two years of audited financial statements in our annual report instead of three years. As long as we are a smaller reporting company that is also not an accelerated filer, we will not be subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm review and attest as to the effectiveness of our internal control over financial reporting. In addition, as a non-accelerated filer, we will have longer deadlines to file our periodic reports with the Securities and Exchange Commission.

We would remain a smaller reporting company and a non-accelerated filer for so long as our voting and non-voting equity held by non-affiliates (“public float”) is less than $250 million or our annual revenues are less than $100 million and our public float is less than $700 million. Public float is determined each year as of the end of a company’s second fiscal quarter applicable at the end of the fiscal year involved.

As a result of our smaller reporting company status and non-accelerated filer status, our stockholders may not have access to certain information they may deem important, and investors may find our common stock less attractive if we choose to rely on these exemptions. This could result in a less active trading market for our common stock and the price of our common stock may be more volatile.

Other Risks Related to Our Business

We are a community bank and our ability to maintain our reputation, which is critical to the success of our business, may materially adversely affect our performance. We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

Legal and regulatory proceedings and related matters could adversely affect us. We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, brand or image, or our financial condition and results of our operations.

Severe weather, acts of terrorism, geopolitical and other external events could impact our ability to conduct business. Weather-related events have adversely impacted our market area in recent years, especially areas located near flood prone areas. Such events that may cause significant flooding and other storm-related damage may become more common events in the future. Financial institutions have been, and continue to be, targets of terrorist threats aimed at compromising operating and communication systems. Such events could cause significant damage, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing repayment of our loans, and result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including wars in Russia and Ukraine, and the Middle East, terrorism or other geopolitical events.

We may be subject to shareholder activism, which could adversely affect our business. Shareholder activism, including potential proxy contests, could result in significant costs and diversion of management and Board of Director attention from our business and strategic objectives. Activist investors may seek to influence our business strategy, governance practices, capital allocation or other matters. Such efforts could cause us to incur substantial legal, advisory and other expenses, may disrupt our operations, and could result in actions that are not aligned with the long‑term interests of the Company and its stockholders.

Risks Related to Investment in the Company’s Stock

We expect that our return on equity will be low compared to other financial institutions as a result of our high level of capital. Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. Our return on equity may be low while we continue to leverage capital levels via organic growth of loans and deposits. As we implement our strategic plan to increase net interest income and non-interest income via organic growth, we expect our return on equity ratio to improve. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable financial institutions with higher returns on average equity.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud, and, as a result, stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, the trading price of our stock and our ability to attract additional deposits. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the rules and regulations of the SEC, requires us to evaluate our internal control over financial reporting and provide an annual management report on our internal control over financial reporting, including, among other matters, management’s assessment of the effectiveness of internal control over financial reporting. We have established a process to document and evaluate its internal controls over financial reporting in order to satisfy the Sarbanes-Oxley Act and related regulations, which require management consideration of our internal controls over financial reporting on an annual basis. In this regard, management has dedicated internal resources and adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) maintain a continuous internal reporting and improvement process for internal control over financial reporting. Our management and Audit Committee have made compliance with Section 404 a high priority. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement appropriate new or improved controls in response to changes in financial processes or reporting, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to correct any significant deficiencies in the design or operating effectiveness of internal controls over financial reporting or fails to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Various factors may make takeover attempts more difficult to achieve. Certain provisions of our articles of incorporation and bylaws and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire control of Lake Shore Bancorp without our board of directors’ approval. Under regulations applicable to the second-step conversion, for a period of three years following completion of the second-step conversion, no person may offer to acquire or acquire beneficial ownership of more than 10% of our common stock without prior approval of the Federal Reserve Board. Under federal law, subject to certain exemptions, a person, entity or group must notify the Federal Reserve Board and receive the Federal Reserve Board’s non-objection before acquiring control of a bank holding company, such as Lake Shore Bancorp. There also are provisions in our articles of incorporation and bylaws that we may use to delay or block a takeover attempt, including a provision that prohibits any person from voting more than 10% of our outstanding shares of common stock. Furthermore, shares of restricted stock and stock options that we may grant to employees and directors, stock ownership by our management and directors and other factors may make it more difficult for companies or persons to acquire control of Lake Shore Bancorp without the consent of our board of directors. Taken as a whole, these statutory or regulatory provisions and provisions in our articles of incorporation and bylaws could result in our being less attractive to a potential acquirer and therefore could adversely affect the market price of our common stock.

Lake Shore Bancorp may not pay or may reduce the dividends paid on shares of its common stock, and its ability to pay dividends is subject to certain restrictions. Holders of Lake Shore Bancorp common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. In addition, Lake Shore Bancorp is a bank holding company, and its ability to declare and pay dividends is dependent on federal regulatory considerations, including the guidelines of the Federal Reserve Board regarding capital adequacy and dividends. Although we have currently been declaring a quarterly cash dividend of $0.09 per share of our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. Any change in the level of our dividends or the suspension of the payment thereof could have an adverse effect on the market price of our common stock.

Our stock price may be volatile due to limited trading volume. Our common stock is traded on the NASDAQ Global Market. However, the average daily trading volume in Lake Shore Bancorp’s common stock has been relatively small. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

The Company recognizes that the security of our operations is critical to protecting our customers and maintaining the reputation of the Company. Management is committed to managing Information Security ("IS") risk, which includes cybersecurity, that may impact the Company. The Enterprise Risk Committee ("ERC") of the Board of Directors provides oversight of the Company’s written Information Security Management and Information Technology Governance Programs (the "Programs"). Through the Programs, the Company has established policies, processes, controls, and systems designed to identify, assess, measure, manage, monitor, and report risks related to cybersecurity and help prevent or limit the effect of possible cybersecurity threats and attacks. As cybersecurity threats continue to evolve, the Company expects to continue to monitor and enhance the current controls and systems in place to detect and prevent cybersecurity attacks and to remediate discovered vulnerabilities.

The Company’s Information Security Officer (“ISO”) is responsible for the design and execution of the Information Security Management Program and the information and cyber-security aspects of the Information Technology Governance Program. The ISO works in concert with members of the Information Technology (“IT”) Department, including the Bank’s Chief Information Officer (“CIO”), to ensure the execution of the Programs. The aforementioned individuals meet with management on a monthly basis through an IT Steering Committee in which management assesses IS and IT risk. Additionally, the ISO provides the ERC with regular reports on the status and effectiveness of the Programs and risk management activities, as well as cyber and IS issues that may affect the Company. The Board of Directors receives an Annual Report on Information Security which highlights industry-wide trends, threats, and actions taken by the Company to maintain preparedness.

The ISO has served various roles involving anti-money laundering, law enforcement, security, and information technology for over 8 years. The ISO holds an undergraduate degree in Legal Studies and master's degree in Criminal Justice and Criminology. The ISO reports to the SVP Controller as well as the Chairperson of the ERC. The CIO has served various roles in audit, information risk, information technology, and information security in multiple industries for over 13 years. The CIO holds an undergraduate degree in Management Information Systems and has attained the ISACA Certification in Certified Information Systems Auditor ("CISA"). The CIO reports to the Chief Financial Officer ("CFO").

The Company utilizes the following guidelines and frameworks to develop and maintain the Information Security Management Program: Federal Financial Institutions Examination Council ("FFIEC") Information IT Examination Handbooks, Center for Internet Security Critical Security Controls, National Institute of Standards and Technology Special Publication 800 Series, National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF"), New York State Department of Financial Services 23 NYCRR Part 500, 12 CFR 364 - Appendix B — Interagency Guidelines

Establishing Information Security Standards Gramm-Leach-Bliley Act ("GLBA"). In addition, the Company maintains membership with industry cybersecurity groups to stay up-to-date with threats and threat information.

The Information Security Management Program features layered controls of network and endpoint intrusion detection and prevention, enterprise malware protection, threat-monitoring, and a Security Operations Center that provides full time support and additional operational measures to monitor and respond to data breaches and cyberattacks. The Information Security Management Program and Information Technology Governance programs also define a comprehensive set of policies, procedures and controls that govern the actions of the Information Security and Information Technology departments of the Company. The Company leverages regular assessments to identify current and potential threats and vulnerabilities within the Company’s environment. Technical vulnerabilities are identified through regular automated vulnerability scans and periodic vulnerability and penetration testing performed by independent third parties. Non-technical vulnerabilities are identified through the IT and IS Assurance Program by conducting regular process and procedural reviews as well as risk assessments. The Company uses the NIST CSF to help identify cybersecurity risks and determine our cybersecurity preparedness. The Company’s information security and cybersecurity risk appetite statements define the levels of risk the Company is willing to accept and guide the risk management decisions of the Company. The risk appetite statements are approved by the Board of Directors annually.

The Company has an Incident Response Plan to help reduce the risks related to security incidents by providing guidelines on responding to incidents; focusing on a roadmap for coordinating personnel, policies, and procedures to ensure incidents are detected, analyzed, and handled appropriately.

The Company also recognizes the risks associated with the use of third party providers and maintains a Third Party Management Program that is responsible for the oversight of outsourced services. This enables the Company to identify risks related to third parties through an inherent risk assessment and a due diligence review process designed to ensure third parties are in compliance with the Company’s risk and information security expectations.

The Company’s Security Awareness Program ("SAP") provides annual, mandatory training for personnel on information security to prepare personnel with the knowledge of how to properly use and protect Company resources from internal and external threats. The SAP also conducts regular phishing assessments and targets new hires and other groups with specific training related to their job activities or risk levels. Additionally, the SAP also communicates information security policies, standards, and practices to personnel and requires annual review and acknowledgement of the policies.

For the year ended December 31, 2025, the Company has not identified any specific risk from a cybersecurity threat that has materially affected, or is reasonable likely to affect, the Company’s business strategy, results of operation, or financial condition, other than those described in Item 1A. Risk Factors - Risks Related to Operations.

Item 2. Properties.

We conduct our business through our corporate headquarters, administrative offices, and ten branch offices. At December 31, 2025, the net book value of our buildings and premises was $6.6 million and the net book value of the computer equipment and other furniture and fixtures, and equipment at our offices totaled $454,000. Our buildings, premises, and equipment are in good working order and are sufficient to meet our needs. For more information, see Note 6 and Note 9 in the notes to our audited consolidated financial statements beginning on page F -1 of this report.

	Leased or	Original
Location	Owned	Date Acquired
Corporate Headquarters
31 East Fourth Street
Dunkirk, NY 14048	Owned	2003
Branch Offices:
Chautauqua County branches
128 East Fourth Street
Dunkirk, NY 14048	Owned	1926
30 East Main Street
Fredonia, NY 14063	Owned	1996
1 Green Avenue, WE
Jamestown, NY 14701	Owned/Leased(1)	1996
106 East Main Street
Westfield, NY 14787	Owned	1998
Erie County branches
5751 Transit Road
East Amherst, NY 14051	Owned	2003
3111 Union Road
Orchard Park, NY 14127	Owned	2003
59 Main Street
Hamburg, NY 14075	Leased(2)	2005
3438 Delaware Avenue
Kenmore, NY 14217	Owned	2008
570 Dick Road
Depew, NY 14043	Leased(3)	2009
4950 Main Street
Snyder, NY 14226	Owned	2012
Administrative Offices:
125 East Fourth Street
Dunkirk, NY 14048	Owned	1995
123 East Fourth Street
Dunkirk, NY 14048	Owned	2001
115 East Fourth Street
Jamestown, NY 14701	Owned	1997

(1)
The building is owned. The land is leased. The lease expires in 2030, and has two, five-year extension terms that can be executed at our option.
(2)
The lease expires in 2028 and has two, five-year extension terms that can be executed at our option.
(3)
The lease expires in 2029.

Item 3. Legal Proceedings.

At December 31, 2025, we were not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. We believe that these routine legal proceedings, in the aggregate, are immaterial to our financial condition and results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Lake Shore Bancorp, Inc. common stock trades on the Nasdaq Global Market under the symbol “LSBK”.

As of February 18, 2026, there were 530 stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms) of Lake Shore Bancorp, Inc. common stock.

The Company currently expects to pay a quarterly cash dividend of $0.09 per share. The Board of Directors evaluates the payment of dividends and makes a dividend payment decision based on its review of certain factors such as our earnings, financial condition, capital requirements, regulatory limitations on the payment of dividends, and other relevant factors. No assurance can be given that dividends will be declared or, if declared, what the amount of dividends will be, or whether such dividends will continue. Refer to Part I, Item 1. “Business – Supervision and Regulation – Bank Holding Company Regulation – Stock Repurchases and Dividends” above for information on possible future restrictions of dividend payments.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

October 1 through October 31, 2025	—	—	—	—
November 1 through November 30, 2025	—	—	—	—
December 1 through December 31, 2025	113	$14.37	—	—
Total	113	$14.37	—	—

(1)
Shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting. Shares were repurchased into authorized and unissued shares.
(2)
On October 22, 2025, our Board of Directors adopted a plan to repurchase up to 5% of our outstanding shares of common stock. Repurchases under the plan are expected to commence following the one-year anniversary of the recently completed conversion of Lake Shore, MHC from mutual-to-stock form, or on July 20, 2026.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data and is intended to enhance your understanding of our consolidated financial condition and results of operations. You should read the information in this section in conjunction with our audited consolidated financial statements and accompanying notes to the audited consolidated financial statements beginning on page F-1 of this Form 10-K, and the other statistical data provided in this Form 10-K.

Overview

Our results of operations depend primarily on our net interest income, which is the difference between the interest income we earn on loans and investments and the interest expense we pay on deposits, borrowings and other interest-bearing liabilities. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates we earn or pay on these balances.

Our operations are also affected by non-interest income, such as service charges and fees, debit card fees, earnings on bank owned life insurance, gains and losses on interest rate swaps and the sales of securities and loans, our provision for credit losses and non-interest expenses which include salaries and employee benefits, occupancy and equipment costs, data processing, professional services, advertising and other general and administrative expenses.

Financial institutions like us, in general, are significantly affected by economic conditions, competition, and the monetary and fiscal policies of the federal government. Lending activities are influenced by the demand for and supply of housing and commercial real estate, competition among lenders, interest rate conditions, and funds availability. Our operations and lending are principally concentrated in the Western New York area, and our operations and earnings are influenced by local economic conditions. Deposit balances and cost of funds are influenced by prevailing market rates on competing investments, customer preferences, and levels of personal income and savings in our primary market area. Operations are also significantly impacted by government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies, as well as regulatory actions, may materially impact our financial performance.

Completion of Second-Step Conversion

On January 27, 2025, Lake Shore, MHC, the former parent mutual holding company of Lake Shore Federal Bancorp, adopted a Plan of Conversion and Reorganization pursuant to which Lake Shore, MHC, would undertake a "second-step" conversion (the “Conversion”) and Lake Shore Savings Bank, a federally chartered savings bank, the wholly-owned subsidiary of Lake Shore Federal Bancorp, would reorganize from the two-tier mutual holding company structure to the fully-public stock holding company structure. In addition, Lake Shore Savings Bank would convert its charter from a federal savings bank to a New York commercial bank renamed Lake Shore Bank.

Effective July 18, 2025, Lake Shore Bancorp, a new corporation incorporated under the laws of the State of Maryland, became the bank holding company of Lake Shore Bank, a New York commercial bank and its only wholly-owned subsidiary in connection with the completion of Conversion. The Conversion was consummated through the merger of Lake Shore, MHC with and into Lake Shore Federal Bancorp, followed by the merger of Lake Shore Federal Bancorp with and into Lake Shore Bancorp, which occurred on July 18, 2025. In the subscription offering, Lake Shore Bancorp raised gross proceeds of $49.5 million by selling 4,950,460 shares of its common stock (approximately the midpoint of the offering range) at $10.00 per share to depositors of the Bank. The Company used $4.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan ("ESOP") loan for the acquisition of an additional 396,036 shares at $10.00 per share. Expenses incurred related to the offering were approximately $2.3 million and have been recorded against offering proceeds.

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

Recent Events

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Board of Directors of the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock, which may commence following the one-year anniversary of the Conversion, or on July 20, 2026.

Business Strategy

In April 2023, Kim C. Liddell was appointed President and Chief Executive Officer of Lake Shore Savings Bank and its holding companies, Lake Shore Federal Bancorp and Lake Shore, MHC, in order to lead a new management team to expeditiously resolve the Consent Order which the Bank entered into with the OCC in February 2023, as well as position the Bank for future market opportunities. The Consent Order required the Bank to correct certain deficiencies relating to information technology, security, automated clearing house program, audit, management and BSA/AML. In addition, Lake Shore Federal Bancorp and Lake Shore, MHC entered into a written agreement with the Federal Reserve Bank of Philadelphia in June 2023 to support the remediation activities at the Bank. As a result of the new management team’s efforts, the Consent Order was terminated by the OCC on December 3, 2024 followed by the termination of the written agreement with the Federal Reserve Bank of Philadelphia on March 4, 2025. On July 18, 2025, the Company completed the Conversion raising gross proceeds of $49.5 million. With the resolution of the regulatory matters and the completion of the Conversion, we can focus on our core strategy of positioning ourselves as a leading community bank, locally headquartered in Western New York, with more than 134 years of service to our community. We strive to accomplish our goals by continuing to emphasize our exceptional individualized customer service and financial strength, continued community involvement, strong capital levels, multi-channel banking services, and penetration in our market areas via organic growth of loans and deposits. Highlights of our current business strategy include the following:

Provide high-quality, personalized service as a leading community bank to our local and loyal customers. We currently operate ten full-service branch offices throughout Western New York, where our branch teams initiate and develop both consumer and commercial customer relationships in and around the surrounding market areas. We offer concierge banking services, together with our online and mobile customer conveniences, creating a truly individualized approach for customers to manage their finances whenever, wherever and however they wish. As a true local bank, we pride ourselves on offering competitive products delivered with the individualized service our customers have come to expect. Our experienced team of commercial bankers can meet the needs of nearly any type of business through a variety of checking and credit products, and banking services. The retail banking team located in our branch offices focuses on meeting the deposit and lending needs of consumer customers throughout various life stages as well as small business customers.

From local decision-making, responding quickly and efficiently to customer needs, and utilizing technology to level the playing field with our competitors, we are committed to developing long-term relationships with our customers. Staying true to our local roots and mission of “Putting People First” continues to uniquely position us as a bank of choice in Western New York.

Grow our loan portfolio with an emphasis on commercial lending while maintaining our historical residential mortgage program. We have been strategically focused on increasing the originations of commercial real estate loans to finance the purchase of real property, which generally consists of developed real estate, particularly due to the interest rate risk inherent in holding long-term, fixed rate, residential, one- to four-family real estate loans in our portfolio. We have also focused on commercial business lending to small businesses, including business installment loans, lines of credit and other commercial loans. These types of commercial loans are generally made at higher interest rates and for shorter terms than one- to four-family real estate loans, which mitigates interest rate risk. At December 31, 2025, our commercial real estate loan portfolio (including loans to finance the construction of commercial real estate) represented the largest holdings in our loan portfolio at 58.8% of total gross loans. We monitor our commercial concentrations, none of which are in excess of regulatory limits as of December 31, 2025.

At December 31, 2025, residential one- to four-family mortgage loans (including loans to finance the construction of one- to four-family homes) represented the second largest holding in our loan portfolio at 26.9% of total gross loans. Residential mortgage lending has historically been a significant part of our business, and we recognize that continuing to originate residential one- to four-family mortgage loans is essential to our status as a community-oriented bank. We may sell long-term conforming fixed rate one- to four-family residential loans that we originate on the secondary market, as part of our interest rate and liquidity risk strategy and asset/liability management, if it is deemed appropriate. We typically retain servicing rights when we sell one- to four-family residential mortgage loans. We did not sell any one- to four-family residential loans in the secondary market during the year ended December 31, 2025.

Manage credit risk to maintain a low level of non-performing assets. We remain committed to maintaining prudent underwriting standards and aggressively monitoring our loan portfolio to maintain asset quality. We have established an experienced commercial credit and lending team and we have implemented well-defined policies, a thorough and efficient loan underwriting process, and active credit monitoring. Furthermore, management and our Board of Directors review robust loan portfolio analytics on a monthly basis to identify trends that could represent heightened credit risk for the organization. As a result of our continued focus on credit risk management, we had non-performing assets of $1.7 million, or 0.23% of total assets, at December 31, 2025. Our goal is to continue to improve our asset quality through prudent underwriting standards and the diligence of our loan collection personnel.

Increase our share of lower-cost core deposit growth. As a community-based bank, we are focused on growing core deposits within our local communities. As interest rates increased in recent years, customers migrated to higher cost certificates of deposit and we have made a concerted effort in recent periods to begin to reduce our reliance on higher cost certificates of deposit in favor of obtaining lower cost retail and commercial deposit accounts. We also continue to enhance our technology-based deposit products such as remote deposit capture, commercial cash management, and mobile deposits in order to accommodate business customers. Our core deposits (which is defined as our deposits other than certificates of deposit with a balance greater than $250,000 and brokered certificates of deposit), represented 94.8% of total deposits at December 31, 2025. Following our conversion to a New York-chartered commercial bank, we are able to attract and accept municipal deposits which we believe can further enhance core deposits. We intend to continue our focus on core deposit growth by offering our retail and commercial customers a full selection of deposit-related services, and making further investments in technology so that we can enhance our value proposition and deliver high-quality, innovative products and services to our customers.

Pursue opportunistic mergers and acquisitions. In addition to organic growth, we intend to pursue opportunities to acquire banks that offer opportunities for strong financial returns. We recognize the importance of scale and technological innovation in banking. Our primary focus will be on franchises that have strong core deposit and lending relationships, new product capabilities and contiguous market footprints, while maintaining an acceptable risk profile. In addition, we believe that the accelerated rate of consolidation in the banking industry will continue over the next several years providing us with the ability to prudently evaluate and acquire other financial institutions. However, we currently have no understandings or agreements with respect to acquiring any specific financial institution.

Utilize technology to adapt to evolving customer needs. As the banking industry continues to rapidly evolve in terms of technological conveniences, we remain proactive in our efforts to provide e-banking services that our customers expect. We are committed to making investments in technology to make our organization more efficient and to meet customer needs. To this end, we have enhanced the security, monitoring, and updating of our customer systems via the deployment of a cloud-based computing system, in addition to the supporting hardware and software. During 2025, we continued to leverage the use of our core banking system to efficiently serve our customers and provide them with cutting-edge banking services for their convenience.

Leverage management expertise. We intend to rely on management’s extensive experience to execute our business strategy. Our management team, led by Mr. Liddell, has a track record of profitably, growing financial institutions and creating value and providing liquidity for stockholders. With the enhancements to our management team over the last two years, we have positioned ourselves to capitalize on market opportunities and enhance our profitability.

Attract and retain key talent. Key to our strategy is our ability to attract and retain exceptional talent. As a community-based bank, we are focused on recruiting experienced lenders with knowledge of our markets who have either been displaced or are dissatisfied due to consolidation. We will seek to attract lenders with local relationships that can have a near-term impact on growing our loan portfolio.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP. As a result, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available at that time. Critical accounting estimates include the areas where we have made what we consider to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the years presented. Actual results could be different from these estimates. We evaluate our critical accounting estimates and assumptions on an ongoing basis and update them as needed. Our significant accounting policies are presented in Note 2 - Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included within Part II. Item 8. of this Annual Report on Form 10-K for the year ended December 31, 2025.

Allowance for Credit Losses

Management considers the allowance for credit losses to be a critical accounting estimate, given the uncertainty in estimating lifetime credit losses attributable to our portfolios of assets exhibiting credit risk, particularly in our loan portfolio, and the material effect that such judgments can have on our results of operations. Determining the amount requires significant judgment on the part of management, is multi-faceted, and can be imprecise. The level of the allowance for credit losses on loans is based on management’s ongoing review of all relevant information, from internal and external sources, relating to past events, current conditions, and expectations of the future based on reasonable and supportable forecasts.

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of our portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. As of December 31, 2025 and December 31, 2024, the allowance for credit losses on loans totaled $4.9 million and $5.1 million, respectively. Due to the nature and composition of our lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of December 31, 2025 and December 31, 2024, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $3.9 million, or 80.2%, and $4.2 million, or 81.3%, respectively.

Our methodology for maintaining our allowance for credit losses is based on historical experience and data, current economic information, and reasonable and supportable forecasts. Accordingly, the estimation of the allowance for credit losses is impacted by the economic forecasts utilized, which require the use of significant judgment. Deterioration in forecasted economic conditions may lead to required increases to the allowance for credit losses. Conversely, improvements in forecasted economic conditions may warrant further reductions to the allowance for credit losses. In estimating the allowance for credit losses, management considers the sensitivity of the model and significant judgments and assumptions that could result in an amount that is materially different from management’s estimate.

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $285,000, or 5.9%, representing a five basis point increase to the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of December 31, 2025. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of December 31, 2025.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets for each principal category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the years indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are derived from daily balances over the years indicated. The average balances for loans are net of allowance for credit losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $385,000 and $496,000 for the years ended December 31, 2025 and 2024, respectively. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Year Ended			For the Year Ended
	December 31, 2025			December 31, 2024
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$50,476	$2,050	4.06%	$48,639	$2,460	5.06%
Securities(1)	56,687	1,473	2.60%	60,347	1,631	2.70%
Loans, including fees	552,006	32,760	5.93%	547,525	30,713	5.61%
Total interest-earning assets	659,169	$36,283	5.50%	656,511	$34,804	5.30%
Other assets	53,334			49,629
Total assets	$712,503			$706,140

Interest-bearing liabilities
Demand & NOW accounts	$63,952	$61	0.10%	$67,023	$64	0.10%
Money market accounts	159,470	3,792	2.38%	144,926	3,811	2.63%
Savings accounts	52,771	35	0.07%	59,095	40	0.07%
Time deposits	211,434	7,662	3.62%	220,856	9,162	4.15%
Total interest-bearing deposits	487,627	11,550	2.37%	491,900	13,077	2.66%
Borrowed funds & other interest-bearing liabilities	6,181	168	2.72%	21,465	664	3.09%
Total interest-bearing liabilities	493,808	$11,718	2.37%	513,365	$13,741	2.68%
Other non-interest bearing liabilities	105,358			105,018
Stockholders' equity	113,337			87,757
Total liabilities & stockholders' equity	$712,503			$706,140
Net interest income		$24,565			$21,063
Interest rate spread			3.13%			2.62%
Net interest margin			3.73%			3.21%

(1)
The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in yields of 2.99% and 3.08% for the year ended December 31, 2025 and 2024, respectively. Yields above are not presented on a tax equivalent basis.

Rate Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The table shows the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume is measured by applying the average rate during the later year to the volume change between the two years. The effect of changes in rate is measured by applying the change in rate between the two years to the average volume during the first year.

	Year Ended December 31, 2025
	Compared to
	Year Ended December 31, 2024
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(485)	$75	$(410)
Securities	(63)	(95)	(158)
Loans, including fees	1,781	266	2,047
Total interest-earning assets	1,233	246	1,479
Interest-bearing liabilities:
Demand & NOW accounts	—	(3)	(3)
Money market accounts	(365)	346	(19)
Savings accounts	(1)	(4)	(5)
Time deposits	(1,159)	(341)	(1,500)
Total deposits	(1,525)	(2)	(1,527)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(81)	(415)	(496)
Total interest-bearing liabilities	(1,606)	(417)	(2,023)
Total change in net interest income	$2,839	$663	$3,502

As shown in the above tables, the increase in net interest income for the year ended December 31, 2025 as compared to the prior year was primarily due to a decrease in the average rate paid on interest-bearing liabilities and an increase in the average yield earned on interest-earning assets. Interest rate spread increased by 51 basis points to 3.13% for the year ended December 31, 2025 as compared to 2.62% for the year ended December 31, 2024. Net interest margin increased by 52 basis points to 3.73% for the year ended December 31, 2025 as compared to 3.21% for the year ended December 31, 2024.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total assets at December 31, 2025 were $727.3 million, an increase of $41.8 million, or 6.1%, as compared to $685.5 million at December 31, 2024 primarily due to increases in cash and cash equivalents, loans receivable, net, and bank-owned life insurance.

Cash and cash equivalents increased by $31.1 million, or 94.0%, from $33.1 million at December 31, 2024 to $64.3 million at December 31, 2025. The increase in cash and cash equivalents was primarily due to an increase in interest earning deposits of $30.8 million, or 101.3%, as the result of the second step conversion and offering that was completed during 2025.

Securities, at fair value, decreased by $357,000, or 0.6%, from $56.5 million at December 31, 2024 to $56.1 million at December 31, 2025, primarily due to securities paydowns of $3.1 million, partially offset by a $2.9 million increase in the market value of the securities.

Net loans receivable increased during the year ended December 31, 2025, as shown in the table below:

	At December 31,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$150,095	$161,331	$(11,236)	(7.0)%
Home equity	46,970	47,456	(486)	(1.0)%
Commercial(2)	327,352	320,984	6,368	2.0%
Total real estate loans	524,417	529,771	(5,354)	(1.0)%
Other Loans:
Commercial	17,430	15,728	1,702	10.8%
Consumer	15,466	991	14,475	1460.6%
Total gross loans	557,313	546,490	10,823	2.0%
Allowance for credit losses on loans	(4,884)	(5,133)	249	(4.9)%
Net deferred loan costs	3,012	3,263	(251)	(7.7)%
Loans receivable, net	$555,441	$544,620	$10,821	2.0%

(1)
There were no one- to four-family construction loans as of December 31, 2025 or 2024.
(2)
Includes commercial construction loans of $18.8 million and $18.9 million as of December 31, 2025 and 2024, respectively.

The loans receivable, net balance increased $10.8 million, or 2.0%, from $544.6 million at December 31, 2024 to $555.4 million at December 31, 2025. The increase was primarily due to increases in consumer loans and commercial real estate loans, partially offset by a decrease in residential, one- to four-family real estate loans. During the year ended December 31, 2025, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk while continuing to reduce our reliance on wholesale funding sources.

Asset Quality. The following table presents information regarding activity in our allowance for credit losses and our asset quality ratios at or for the dates indicated, including non-performing loan and non-performing asset ratios.

	At or For the Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at beginning of year	$5,133	$6,463
Credit to provision for credit losses	(227)	(1,308)
Charge-offs:
Other loans:
Consumer	(30)	(41)
Total charge-offs	(30)	(41)
Recoveries:
Real estate loans:
Residential, one- to four-family	4	10
Other loans:
Consumer	4	9
Total recoveries	8	19
Net (charge-offs) recoveries	(22)	(22)
Balance at end of year	$4,884	$5,133

	At December 31,	At December 31,
	2025	2024
Average loans outstanding, including fees	$552,006	$547,525
Allowance for credit losses as a percent of loans at amortized cost	0.87%	0.93%
Allowance for credit losses as a percent of non-performing loans at amortized cost	290.71%	134.91%

When compared to December 31, 2024, the current modeled allowance for credit losses related to the loan portfolio decreased by approximately $249,000, or 4.9%. The decrease was primarily attributable to a $281,000 decrease for the commercial loan portfolio and a $255,000 decrease for the commercial real estate loan portfolio, partially offset by a

$331,000 increase for the residential real estate loan portfolio. Of the total decrease in the allowance for credit losses on loans from December 31, 2024 to December 31, 2025, a decrease of $355,000 was due to a decrease in the reserve rate for the blended portfolio, partially offset by an increase of $106,000 related to an increase in the size of the loan portfolio. The decrease in the ACL reserve rate was due to the decrease in the qualitative loss rates, partially offset by an increase in the expected loss rates derived from quantitative losses, which are inclusive of forecasted economic trends.

	For the Year Ended December 31,
	2025	2024
Ratio of net recoveries (charge-offs) to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	0.01%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	(0.24)%	(3.10)%
Ratio of net charge-offs to average loans outstanding	—%	—%

For the year ended December 31, 2025, consumer loan net charge-offs to average consumer loans outstanding shifted to 0.24% from 3.10% for the prior year. Net charge-offs in the consumer loan portfolio declined year over year, from $32,000 to $26,000, which was partially offset by an increase in the consumer loan portfolio average balance of $9.7 million.

	At December 31,	At December 31,
	2025	2024
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$1,525	$1,891
Home equity	66	683
Commercial(2)	89	1,226
Other loans:
Consumer	—	4
Total non-accrual loans	1,680	3,804
Total non-performing loans	1,680	3,804
Foreclosed real estate	—	—
Total non-performing assets	$1,680	$3,804
Ratios:
Non-performing loans as a percent of total loans at amortized cost	0.30%	0.69%
Non-performing assets as a percent of total assets	0.23%	0.55%

(1) Includes one- to four-family construction loans.

(2) Includes commercial construction loans.

Total non-performing assets decreased by $2.1 million, or 55.8%, to $1.7 million at December 31, 2025 as compared to $3.8 million at December 31, 2024, primarily due to a decrease in non-accrual loans, including one commercial relationship representing two loans being sold at foreclosure and one non accrual home equity loan being paid off in full during the second quarter of 2025. Non-performing loans were $1.7 million at December 31, 2025 compared to $3.8 million at December 31, 2024. We had no loans past due 90 days or more but still accruing at December 31, 2025 or December 31, 2024. The Company had no foreclosed real estate at December 31, 2025 or December 31, 2024.

Other assets decreased $1.5 million, or 14.1%, to $9.2 million at December 31, 2025 from $10.7 million at December 31, 2024 as a result of normal operations.

The table below shows changes in deposit balances by type of deposit account between December 31, 2025 and December 31, 2024:

	At December 31,	At December 31,	Change
	2025	2024	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$96,103	$96,412	$(309)	(0.3)%
Interest bearing	62,346	65,020	(2,674)	(4.1)%
Time deposits less than or equal to $250,000	174,211	173,745	466	0.3%
Money market	159,212	149,550	9,662	6.5%
Savings	51,788	54,322	(2,534)	(4.7)%
Total core deposits	543,660	539,049	4,611	0.9%
Non-core deposits
Time deposits greater than $250,000	29,617	33,929	(4,312)	(12.7)%
Total non-core deposits	29,617	33,929	(4,312)	(12.7)%
Total deposits	$573,277	$572,978	$299	0.1%

The increase in total deposits was primarily due to the 6.5% increase in money market accounts and a 0.3% increase in time deposits less than or equal to $250,000. These increases were partially offset by a 12.7% decrease in time deposits greater than or equal to $250,000, 4.7% decrease in savings accounts, a 4.1% decrease in interest bearing transaction accounts, and a 0.3% decrease in non-interest bearing transaction accounts. The increase in core time deposits and money market deposits was primarily due to an increase in customer demand for these types of deposit products as a result of the competitive interest rate environment. Our strategic focus remains centered on organic growth of deposits among our retail and commercial customers to reduce our reliance on wholesale funding and to strengthen customer relationships. At December 31, 2025 and December 31, 2024, our percentage of uninsured deposits to total deposits was 11.3% and 13.5%, respectively.

During the year ended December 31, 2025, all outstanding borrowings with the FHLBNY of $10.3 million at December 31, 2024 were paid off. The borrowings were paid off as part of a balance sheet management strategy to focus on organic deposit growth and reduce reliance on wholesale funding sources.

Total stockholders’ equity increased $51.8 million, or 57.6%, to $141.6 million at December 31, 2025 from $89.9 million at December 31, 2024. The increase in stockholders’ equity was primarily attributed to the completion of the second step conversion and offering during 2025, net income of $7.3 million earned during 2025, and a $2.3 million decrease in accumulated other comprehensive losses, partially offset by $1.7 million of dividends paid.

Comparison of Results of Operations for the Year Ended December 31, 2025 and 2024

General. Net income was $7.3 million for the year ended December 31, 2025, or $0.97 per diluted share, an increase of $2.3 million, or 47.4%, compared to net income of $4.9 million, or $0.65 per diluted share, for the year ended December 31, 2024. Our 2025 financial performance was positively impacted by an increase in net interest income and a decrease in non-interest expenses.

Net Interest Income. Net interest income increased by $3.5 million, or 16.6%, to $24.6 million for the year ended December 31, 2025 as compared to $21.1 million for the year ended December 31, 2024. Interest income increased by 4.2% while interest expense decreased by 14.7% for the year ended December 31, 2025 when compared to the year ended December 31, 2024. Interest rate spread and net interest margin were 3.13% and 3.73%, respectively, for the year ended December 31, 2025 as compared to 2.62% and 3.21%, respectively, for the year ended December 31, 2024.

Interest Income. Interest income for the year ended December 31, 2025 was $36.3 million, an increase of $1.5 million, or 4.2%, compared to $34.8 million for the year ended December 31, 2024. The increase was due to a 20 basis points increase in the average yield on interest-earning assets primarily due to an increase in the average yield earned on loans. During the year ended December 31, 2025 as compared to the prior year, there was a $2.1 million increase in interest income on loans due to a 32 basis points increase in the average yield on loans and a $4.5 million, or 0.8%, increase in the average balance of loans, partially offset by a decrease in interest income on interest earning deposits. The average yield on loans increased due to loans originating and rates resetting at higher interest rates while the average balance of loans increased due to loan originations and purchases outpacing loan paydowns, primarily in consumer, commercial real estate and commercial loans.

Interest-earning deposit income decreased by $410,000, or 16.7%, to $2.1 million for the year ended December 31, 2025, as compared to $2.5 million for the year ended December 31, 2024. The decrease in income during the most recent year was impacted by 100 basis point decrease in average yield of interest-earning deposits, partially offset by a $1.8 million, or 3.8%, increase in the average balance of interest-earning deposits. The average yield of interest-earning deposits for the year ended December 31, 2025 decreased as the result of a decrease in the fed funds rate. The average balance of interest-earning deposits increased due to loan repayments received during the year that were not immediately redeployed into like-kind assets and due to proceeds from the second-step conversion.

Investment interest income decreased by $158,000, or 9.7%, to $1.5 million for the year ended December 31, 2025 compared to $1.6 million for the year ended December 31, 2024, due to a decrease in the average balance of securities of $3.7 million, or 6.1%, and a 10 basis points decrease in the average yield of the investment portfolio due to the repayment and maturities of higher yielding securities.

Interest Expense. Interest expense for the year ended December 31, 2025 was $11.7 million, a decrease of $2.0 million, or 14.7%, from $13.7 million for the year ended December 31, 2024. The decrease in interest expense was primarily due to a 31 basis points decrease in the average interest rate paid on interest-bearing liabilities and a $19.6 million, or 3.8%, decrease in the average balance of interest-bearing liabilities. During the year ended December 31, 2025 as compared to the prior year, there was a $1.5 million decrease in interest paid on time deposit accounts due to a 53 basis points decrease in the average interest rate paid on time deposits along with a decrease in average time deposit balances of $9.4 million, or 4.3%. The decrease in the average interest rate paid on time deposit accounts was primarily due to the decrease in market interest rates and proactive management of deposit funding costs over the course of 2025. Average interest-bearing deposit balances were $487.6 million, a 0.9% decrease during the year ended December 31, 2025, resulting from a decrease in all deposit categories except money market accounts since December 31, 2024.

During the year ended December 31, 2025, interest expense on borrowed funds and other interest-bearing liabilities decreased by $496,000, or 74.7%, compared to the year ended December 31, 2024, primarily due to a $15.3 million decrease in average borrowed funds and other interest-bearing liabilities outstanding due to the repayment of our borrowings during 2025.

Provision for Credit Losses. The Company recorded a credit to provision for credit losses of $180,000 for the year ended December 31, 2025 as compared to a credit to provision for credit losses of $1.5 million for the year ended December 31, 2024. For the year ended December 31, 2025, $227,000 of the credit to provision for credit losses related to the loan portfolio, partially offset by a $47,000 provision related to the reserve for unfunded commitments.

The decrease in the allowance for credit losses on loans and the corresponding credit to the provision for credit losses recognized during the year ended December 31, 2025 was the result of a decrease in the qualitative loss rates, partially offset by an increase in the expected loss rates derived from quantitative losses, which are inclusive of forecasted economic trends.

Our allowance for credit losses on loans was $4.9 million as of December 31, 2025 as compared to $5.1 million as of December 31, 2024. Our allowance for credit losses on unfunded commitments was $361,000 as of December 31, 2025 as compared to $314,000 as of December 31, 2024. Non-performing assets as a percent of total assets decreased to 0.23% at December 31, 2025 as compared to 0.55% at December 31, 2024, due to a decrease in non-performing assets of $2.1 million, or 55.8%. Our allowance for credit losses on loans as a percent of net loans was 0.87% and 0.93% and its allowance for credit losses on loans as a percent of non-performing loans was 290.71% and 134.91%, at December 31, 2025, and 2024, respectively.

Refer to Notes 2 and 5 of the Notes to the Audited Consolidated Financial Statements for additional details on our allowance for credit losses and corresponding credit to the provision for credit losses.

Non-Interest Income. Non-interest income was $3.3 million for the year ended December 31, 2025, a decrease of $31,000, or 0.9%, as compared to the year ended December 31, 2024. The decrease was primarily due to a $103,000 decrease in earnings on annuity assets in connection with a one-time earnings enhancement realized from the purchase of annuities during the fourth quarter of 2024, as well as a $49,000 decrease in service charges and fees and a $36,000 decrease in debit card fees. These decreases were partially offset by an increase in realized gains on sale of equity securities of $96,000, or 177.8%, during the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Non-Interest Expense. Non-interest expense was $19.3 million for the year ended December 31, 2025, a decrease of $714,000, or 3.6%, as compared to $20.0 million for the year ended December 31, 2024. The decrease primarily related to a decline in FDIC insurance expense of $493,000, or 61.9%, as a result of a decrease in premium assessments. Additionally, as a result of management's efforts to decrease the use of external consultants and optimize operating expenses, professional services decreased by $312,000, or 21.5%, occupancy and equipment expense decreased by $127,000, or 4.7%, and telephone and communications expense decreased by $113,000, or 26.0%, for the year ended December 31, 2025 as compared to the prior year. These decreases were partially offset by an increase in salaries and employee benefits expense of $157,000, or 1.4%, as well as an increase in data processing costs of $147,000, or 8.2%, for the year ended December 31, 2025 when compared to the year ended December 31, 2024.

Income Taxes Expense. Income tax expense was $1.5 million for the year ended December 31, 2025, an increase of $548,000, or 58.6%, as compared to $935,000 for the year ended December 31, 2024. The increase in income tax expense for the year ended December 31, 2025 when compared to the year ended December 31, 2024 was due to an increase in taxable income earned during 2025 when compared to 2024. The annual effective tax rate was 16.9% for the year ended December 31, 2025 as compared to 15.9% for the year ended December 31, 2024.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise during the ordinary course of business. Liquidity is primarily needed to fund loan commitments, to pay the deposit withdrawal requirements of our customers, as well as to fund current and planned expenditures. Our primary sources of funds consist of deposits, scheduled amortization and prepayments of loans and securities, maturities and sales of investments and loans, excess cash, interest earning deposits at other financial institutions and funds provided from operations.

We have written agreements with the FHLBNY, which allow us to borrow the maximum lending values designated by the type of collateral pledged. As of December 31, 2025, the maximum amount that we could borrow from the FHLBNY, based on the market value of certain fixed-rate residential, one- to four-family loans pledged to FHLBNY, was $88.0 million, which was collateralized by certain fixed-rate residential, one- to four-family loans. At December 31, 2025, we had no outstanding advances, and at December 31, 2024, we had $10.3 million outstanding advances under this agreement. As of December 31, 2025, we had available borrowing capacity of $88.0 million under the aforementioned agreement with the FHLBNY.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At December 31, 2025 and December 31, 2024, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. Additionally, as of December 31, 2025, the Bank has un-collateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

Lastly, we have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings outstanding on this line as of December 31, 2025 and December 31, 2024.

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

Our primary investing activities include the origination and purchase of loans and the purchase of investment securities. For the year ended December 31, 2025, we originated and purchased loans of approximately $72.8 million as compared to approximately $53.3 million of loans originated during the year ended December 31, 2024. Loan originations and purchases exceeded principal repayments and other deductions during the year ended December 31, 2025 by $11.0 million. There were no purchases of investment securities during the years ended December 31, 2025 or December 31, 2024. We sold two investment securities that were previously written off, during the year ended December 31, 2025. We did not sell any investment securities during the year ended December 31, 2024.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $573.3 million at December 31, 2025 as compared to $573.0 million at December 31, 2024. Approximately $184.9 million of time deposit accounts are scheduled to mature within one year as of December 31, 2025. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2026. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At December 31, 2025, the Bank exceeded all of its regulatory capital requirements.

Off-Balance Sheet Arrangements

Our off-balance sheet items include loan commitments as described in Note 16 in the Notes to our Audited Consolidated Financial Statements. At December 31, 2025, we had loan commitments to borrowers of approximately $17.6 million and overdraft lines of credit, unused home equity lines of credit, unused commercial lines of credit, and commercial and standby letters of credit of approximately $93.5 million. We recorded an allowance for credit losses associated with these commitments of $361,000 as of December 31, 2025. We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Accounting Polices, Standards, and Pronouncements

Refer to Note 2 in the notes to our consolidated financial statements for a discussion of significant accounting policies, the impact of the adoption of new accounting standards and recent accounting pronouncements that may affect our financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Disclosure not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

See pages F – 1 through F – 49 following the signature page of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with the participation of its Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has made a comprehensive review, evaluation, and assessment of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that exempts the Company from such attestation and requires only management’s report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2025 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2025 fiscal year end.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2025 fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2025 fiscal year end.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2025 fiscal year end.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of our December 31, 2025 fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

15(a)(1) Financial Statements. The following are included in Item 8 of Part II of this Annual Report on Form 10-K.

•
Report of Independent Registered Public Accounting Firm
•
Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
•
Consolidated Statements of Income for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024
•
Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024
•
Notes to Consolidated Financial Statements

15(a)(2) Financial Statement Schedules. Schedules are omitted because they are not required or the information is provided elsewhere in the Consolidated Financial Statements or Notes thereto included in Item 8 of Part II of this Annual Report on Form 10-K.

15(a)(3) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference.

3.1	Articles of Incorporation of Lake Shore Bancorp, Inc.[1]
3.2	Bylaws of Lake Shore Bancorp, Inc.[2]
4.1	Form of Stock Certificate of Lake Shore Bancorp, Inc.[3]
4.2	Form of Stock Option Certificate[4]
4.3	Description of Common Stock*
10.1	Amended and Restated Severance Pay Plan of Lake Shore Savings Bank[5]
10.2	Amended and Restated 2015 Executives Supplemental Benefit Plan II6
10.3	Amended and Restated 2015 Directors Supplemental Benefit Plan II7
10.4	Lake Shore Bancorp, Inc. 2025 Equity Incentive Plan[8]
10.5	Lake Shore Bancorp, Inc. 2006 Stock Option Plan[9]
10.6	Employment Agreement, dated as of December 16, 2024, by and between Lake Shore Savings Bank and Kim C. Liddell[10]
10.7	Amendment, dated January 20, 2026, to the Employment Agreement, dated as of December 16, 2024, by and between Lake Shore Savings Bank and Kim C. Liddell*
10.8	Supplemental Executive Retirement Plan Agreement, dated as of December 16, 2024, between Lake Shore Savings Bank and Kim C. Liddell[11]
10.9	2015 Executives Supplemental Benefit Plan II joinder agreement for Jeffery M. Werdein[12]
10.10	Lake Shore Bancorp, Inc. 2012 Equity Incentive Plan[13]
10.11	Retention Agreement between Lake Shore Savings Bank and Jeffrey Werdein[14]
10.12	Amendment, dated January 20, 2026, to the Employment Agreement, dated as of March 11, 2025, by and between Lake Shore Savings Bank and Taylor M. Gilden*
10.13	Employment Agreement, dated as of March 11, 2025, by and between Lake Shore Savings Bank and Taylor M. Gilden[15]
10.14	Annual Incentive Plan[16]
10.15	Amendment to Directors Amended and Restated Supplemental Benefit Plan II, dated January 20, 2026*
19.1	Lake Shore Bancorp, Inc. Lake Shore Savings Bank Statement of Company Policy Regarding Confidential Information and Stock and Securities Trading By Directors, Officers and Employees*
21.1	Subsidiaries of Lake Shore Bancorp, Inc.*
23.1	Consent of Yount, Hyde & Barbour, P.C.*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
97.0	Policy Relating to Recovery of Erroneously Awarded Compensation*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
104	Cover Page Interactive Date File (formatted as inline XBRL and contained in Exhibit 101)*

* Filed herewith.

1
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 14, 2025, as amended (Registration No. 333-285836).
2
Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 14, 2025, as amended (Registration No. 333-285836)
3
Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 14, 2025, as amended (Registration No. 333-285836).
4
Incorporated by reference to the Exhibits to the Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 3, 2007 (Registration No. 333-141829).
5
Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on November 16, 2007 (File No. 000-51821).
6
Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-51821).
7
Incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on March 25, 2016 (File No. 000-51821).

8
Incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Stockholders filed with the Securities and Exchange Commission on December 20, 2024 (file No. 000-51821).
9
Incorporated by reference to Appendix A to the Proxy Statement for the Special Meeting of Shareholders filed with the Securities and Exchange Commission on September 7, 2006 (File No. 000-51821).
10
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on December 20, 2024 (File No. 000-51821).
11
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on December 20, 2024 (File No. 000-51821).
12
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on May 23, 2016 (File No. 000-51821).
13
Incorporated by reference to Appendix A to the Proxy Statement for Lake Shore Bancorp, Inc. for the May 23, 2012 annual meeting of stockholders filed with the Securities and Exchange Commission on April 11, 2012 (File No. 000-51821).
14
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on April 4, 2018 (File No. 000-51821).
15
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Lake Shore Bancorp, Inc., filed with the Securities and Exchange Commission on March 14, 2025 (File No. 000-51821).
16
Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on March 14, 2025, as amended (Registration No. 333-285836).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 17, 2026.

Lake Shore Bancorp, Inc.
By:/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer Date: March 17, 2026

Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated there under, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim C. Liddell	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2026

Kim C. Liddell

/s/ Kevin M. Sanvidge	Chairman of the Board	March 17, 2026

Kevin M. Sanvidge

/s/ Sharon E. Brautigam	Vice Chairperson of the Board	March 17, 2026

Sharon E. Brautigam

/s/ Michelle M. DeBergalis	Director	March 17, 2026

Michelle M. DeBergalis

/s/ John P. McGrath	Director	March 17, 2026

John P. McGrath

/s/ Jack L. Mehltretter	Director	March 17, 2026

Jack L. Mehltretter

/s/ Ronald J. Passafaro	Director	March 17, 2026

Ronald J. Passafaro

/s/ Ann M. Segarra	Director	March 17, 2026

Ann M. Segarra

/s/ Taylor M. Gilden	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 17, 2026
Taylor M. Gilden

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lake Shore Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Lake Shore Bancorp, Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Collectively Evaluated Loans

Description of the Matter

As further described in Note 2 (Summary of Significant Accounting Policies) and Note 5 (Allowance for Credit Losses) to the consolidated financial statements, the allowance for credit losses (ACL) on loans is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company. The Company’s allowance for credit losses on loans collectively evaluated totaled $4.88 million. The collectively evaluated allowance for credit losses consists of quantitative and qualitative components.

Management utilizes a discounted cash flow model to estimate expected credit losses on collectively evaluated loans. The quantitative component consists of loss estimates derived from Probability of Default and loss severity/Loss Given Default Models. The expected default and severity rates are regression-derived and based on benchmark historical performance data and are calibrated to incorporate the Company’s reasonable and supportable forecasts of future losses. The Company also relies on benchmark data for other model assumptions, including prepayment and curtailment speeds. The model estimates consider large amounts of data in tabulating significant inputs to the calculations, including default, and loss given default, and require complex calculations as well as management judgment in the selection of appropriate inputs. In addition to the quantitative component, the collectively evaluated ACL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Management exercised significant judgment when estimating the ACL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACL as a critical audit matter as auditing the collectively evaluated ACL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding of the Company’s process for determining its ACL, including the underlying methodology and significant inputs to the calculation.
•
Substantively testing management’s process for measuring the collectively evaluated ACL, including:

•
Evaluating the conceptual soundness, assumptions, and key data inputs of the Company’s discounted cash flow methodology, including the identification of loan pools, loss driver assumptions, the probability of default and loss given default rate inputs, and the prepayment/curtailment rate inputs for each pool.
•
Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
•
Testing the completeness and accuracy of data utilized to prepare the calculation.
•
Evaluating the reasonableness of the significant judgements and assumptions utilized within the calculation, including qualitative allocations.
•
Testing the mathematical accuracy of the ACL for collectively evaluated loans including both the quantitative and qualitative factor components of the calculations.
•
Performed an analysis of the overall allowance for credit loss ratio compared to a relevant peer group.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company’s auditor since 2024.

Winchester, Virginia

March 17, 2026

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition

	December 31,	December 31,
	2025	2024
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$3,035	$2,710
Interest-earning deposits	61,245	30,421
Cash and Cash Equivalents	64,280	33,131
Securities, at fair value	56,138	56,495
Federal Home Loan Bank stock, at cost	673	1,157
Loans receivable, net of allowance for credit losses of $4,884 in 2025 and $5,133 in 2024	555,441	544,620
Premises and equipment, net	7,050	7,218
Accrued interest receivable	3,007	2,819
Bank-owned life insurance	31,525	29,340
Other assets	9,209	10,724
Total Assets	$727,323	$685,504
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest-bearing	$477,174	$476,566
Non-interest-bearing	96,103	96,412
Total Deposits	573,277	572,978
Long-term debt	—	10,250
Advances from borrowers for taxes and insurance	3,046	3,225
Other liabilities and accrued interest payable	9,361	9,183
Total Liabilities	585,684	595,636
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized at December 31, 2025; no shares issued or outstanding at December 31, 2025 or December 31, 2024	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized at December 31, 2025 and 25,000,000 shares authorized at December 31, 2024; 7,836,100 shares issued and outstanding at December 31, 2025 and 9,262,793 shares issued and 7,770,658 shares outstanding at December 31, 2024	78	68
Additional paid-in capital	65,577	31,201
Treasury stock, at cost (No shares at December 31, 2025 and 1,492,135 shares at December 31, 2024)	—	(13,304)
Unearned shares held by ESOP	(4,711)	(938)
Retained earnings	88,398	82,805
Accumulated other comprehensive loss	(7,703)	(9,964)
Total Stockholders' Equity	141,639	89,868
Total Liabilities and Stockholders' Equity	$727,323	$685,504

Share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1).

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income

	Years Ended December 31,
	2025	2024
	(Dollars in thousands, except per share data)
Interest Income
Loans, including fees	$32,760	$30,713
Investment securities, taxable	643	765
Investment securities, tax-exempt	830	866
Interest-earning deposits	2,050	2,460
Total Interest Income	36,283	34,804
Interest Expense
Deposits	11,550	13,077
Long-term debt	108	621
Finance Lease and Other	60	43
Total Interest Expense	11,718	13,741
Net Interest Income	24,565	21,063
Provision for Credit Losses	(180)	(1,479)
Net Interest Income After Provision for Credit Losses	24,745	22,542
Non-Interest Income
Service charges and fees	1,055	1,104
Debit card fees	780	816
Earnings on bank-owned life insurance	1,148	1,074
Gains on equity securities	150	54
Recovery on previously impaired investment securities	4	6
Gain on sale of securities available for sale	10	—
Earnings on annuity assets	58	161
Other	68	89
Total Non-Interest Income	3,273	3,304
Non-Interest Expense
Salaries and employee benefits	11,609	11,452
Occupancy and equipment	2,590	2,717
Data processing	1,933	1,786
Professional services	1,137	1,449
Telephone and communications	321	434
FDIC insurance	303	796
Postage and supplies	310	276
Advertising	58	94
Other	1,005	976
Total Non-Interest Expense	19,266	19,980
Income before Income Taxes	8,752	5,866
Income Tax Expense	1,483	935
Net Income	$7,269	$4,931
Basic and diluted earnings per common share	$0.97	$0.65
Dividends declared per share	$0.31	$0.40

Share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1).

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Net Income	$7,269	$4,931
Other Comprehensive Income (loss), net of tax expense (benefit):
Unrealized holding gains (losses) on securities available for sale, net of tax expense (benefit)	2,272	(574)
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	(3)	(5)
Net gain on sale of securities included in net income, net of tax expense	(8)	—
Total Other Comprehensive Income (Loss)	2,261	(579)
Total Comprehensive Income	$9,530	$4,352

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

				Unearned		Accumulated
		Additional		Shares		Other
	Common	Paid-In	Treasury	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2025	$68	$31,201	$(13,304)	$(938)	$82,805	$(9,964)	$89,868
Net income	—	—	—	—	7,269	—	7,269
Other comprehensive income, net of tax expense of $601	—	—	—	—	—	2,261	2,261
ESOP shares earned (20,572 shares)	—	76	—	187	—	—	263
Compensation plan shares granted (47,556 shares)	—	(256)	256	—	—	—	—
Compensation plan shares earned (31,699 shares)	—	295	—	—	—	—	295
Cash dividends declared ($0.31 per share)	—	—	—	—	(1,676)	—	(1,676)
Common stock repurchased to authorized and unissued or treasury on vesting for payroll taxes (4,517 shares)	—	(2)	(51)	—	—	—	(53)
Second-step conversion and stock offering:							—
Lake Shore, MHC shares sold in public offering, net of offering costs of $2,308	10	34,087	—	—	—	—	34,097
Purchase by ESOP	—	—	—	(3,960)	—	—	(3,960)
Treasury stock retired	—	—	13,099	—	—	—	13,099
Contribution from Lake Shore, MHC	—	176	—	—	—	—	176
Balance -December 31, 2025	$78	$65,577	$—	$(4,711)	$88,398	$(7,703)	$141,639

				Unearned		Accumulated
		Additional		Shares		Other
	Common	Paid-In	Treasury	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2024	$68	$31,417	$(13,760)	$(1,023)	$78,956	$(9,385)	$86,273
Net income	—	—	—	—	4,931	—	4,931
Other comprehensive loss, net of tax benefit of $153	—	—	—	—	—	(579)	(579)
ESOP shares earned (10,751 shares)	—	14	—	85	—	—	99
Compensation plan shares granted (70,796 shares)	—	(491)	491	—	—	—	—
Compensation plan shares forfeited (2,227 shares)	—	15	(15)	—	—	—	—
Compensation plan shares earned, net of forfeitures (29,428 shares)	—	246	—	—	—	—	246
Cash dividends declared ($0.40 per share)	—	—	—	—	(1,082)	—	(1,082)
Common stock repurchased to treasury on vesting for payroll taxes (2,263 shares)	—	—	(20)	—	—	—	(20)
Balance - December 31, 2024	$68	$31,201	$(13,304)	$(938)	$82,805	$(9,964)	$89,868

Share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1).

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,269	$4,931
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	70	72
Net amortization of deferred loan costs	385	496
Provision for credit losses	(180)	(1,479)
Recovery on previously impaired investment securities	(4)	(6)
Gains on equity securities	(150)	(54)
Gain on sale of securities available for sale	(10)	—
Loss (gain) on disposal of premises and equipment	2	(14)
Depreciation and amortization of premises and equipment	612	739
Earnings on bank-owned life insurance	(1,148)	(1,074)
Deferred income tax (benefit) expense	(101)	128
ESOP shares committed to be released	263	99
Stock based compensation expense	295	246
(Increase) decrease in accrued interest receivable	(188)	16
Decrease (increase) in other assets	595	(1,419)
Loss on sale of foreclosed real estate	—	19
Increase (decrease) in other liabilities	346	(31)
Increase in annuity asset	(58)	(161)
Net Cash Provided by Operating Activities	7,998	2,508
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Sales	17	—
Maturities, prepayments, and calls	3,073	3,203
Redemptions of Federal Home Loan Bank of New York Stock	484	1,136
Loan principal collections, originations, and purchases, net	(10,979)	12,020
Proceeds from claims on and surrender of bank-owned life insurance	1,614	7,674
Purchase of annuity assets	—	(3,000)
Purchase of bank-owned life insurance	(2,000)	—
Proceeds from the sale of equity securities	223	—
Proceeds from sale of foreclosed real estate	—	42
(Additions) and sales of premises and equipment, net	(560)	41
Net Cash (Used in) Provided by Investing Activities	(8,128)	21,116
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs and ESOP purchase	43,239	—
Net increase (decrease) in deposits	299	(17,946)
Net decrease in advances from borrowers for taxes and insurance	(179)	(82)
Repayment of long-term debt	(10,250)	(25,000)
Repayment of finance lease obligation	(101)	(93)
Repurchase of common stock	(53)	(20)
Cash dividends paid	(1,676)	(1,082)
Net Cash Provided by (Used in) Financing Activities	31,279	(44,223)
Net Increase (Decrease) in Cash and Cash Equivalents	31,149	(20,599)
CASH AND CASH EQUIVALENTS - BEGINNING	33,131	53,730
CASH AND CASH EQUIVALENTS - ENDING	$64,280	$33,131
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$11,760	$14,471
Income taxes paid (U.S. Federal)	$1,571	$990
Income taxes paid (NY State)	$5	$5
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain (loss) on securities available for sale	$2,876	$(726)
Accrued purchase of property and equipment	$—	$114

See notes to consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Note–1 - Organization and Nature of Operations

Organizational Structure

Lake Shore Bancorp, Inc. (the “Company” or "Lake Shore Bancorp") is the parent holding company for Lake Shore Bank (the "Bank"). Lake Shore Bancorp, Inc., a federal corporation ("Lake Shore Federal Bancorp) and the former parent mutual holding company, Lake Shore, MHC (the “MHC”) were formed on April 3, 2006 to serve as the savings and loan holding companies for Lake Shore Savings Bank, upon Lake Shore Savings Bank’s initial conversion and reorganization from a New York State chartered mutual savings and loan association to the federal mutual holding company form of organization.

On July 18, 2025, Lake Shore Bancorp, Inc., a new corporation incorporated under the laws of the State of Maryland, became the bank holding company of Lake Shore Bank upon the completion of a "second-step" conversion (the "Conversion"). Pursuant to the Conversion, Lake Shore Savings Bank, a federally chartered savings bank, the wholly-owned subsidiary of Lake Shore Federal Bancorp, reorganized from the two-tier mutual holding company structure to the fully-public stock holding company structure. In addition, Lake Shore Savings Bank converted its charter from a federal savings bank to a New York commercial bank renamed Lake Shore Bank. The Conversion was consummated through the merger of Lake Shore, MHC with and into Lake Shore Federal Bancorp, followed by the merger of Lake Shore Federal Bancorp with and into Lake Shore Bancorp. In the subscription offering, Lake Shore Bancorp raised gross proceeds of $49.5 million by selling 4,950,460 shares of its common stock (approximately the midpoint of the offering range) at $10.00 per share to depositors of the Bank. The Company used $4.0 million of the proceeds to fund an addition to its Employee Stock Ownership Plan ("ESOP") loan for the acquisition of an additional 396,036 shares at $10.00 per share. Expenses incurred related to the offering were $2.3 million and have been recorded against offering proceeds.

As part of the Conversion transaction, outstanding shares of Lake Shore Federal Bancorp common stock owned by the public stockholders of Lake Shore Federal Bancorp (stockholders other than Lake Shore, MHC) as of July 18, 2025 were converted into shares of Lake Shore Bancorp's common stock based on an exchange ratio of 1.3549 shares of Lake Shore Bancorp's common stock for each share of Lake Shore Federal Bancorp common stock so that Lake Shore Federal Bancorp's existing public stockholders would own approximately the same percentage of Lake Shore Bancorp's common stock as they owned of Lake Shore Federal Bancorp's common stock immediately prior to the Conversion. A total of 7,825,501 shares of common stock were outstanding following the completion of the stock offering.

In connection with the Conversion, the Company established a liquidation account for the benefit of eligible and supplemental eligible account holders as defined in the Plan of Conversion and Reorganization of the MHC in an amount equal to the net worth of the Company as of the date of the latest consolidated balance sheet appearing in the final prospectus distributed in connection with the Conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that such account holders have reduced their qualifying deposits as of each fiscal year end. Subsequent increases will not restore an account holder's interest in the liquidation account. In the event of a complete liquidation of the Company or the Bank, each such account holder will be entitled to receive balances for accounts then held.

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

Charter

Lake Shore Bancorp, Inc. is regulated by the Federal Reserve Board and Lake Shore Bank, the wholly-owned subsidiary of Lake Shore Bancorp, Inc., is a New York State chartered commercial bank and regulated by New York Department of Financial Services ("NYSDFS") and the Federal Deposit Insurance Corporation (the “FDIC”).

Nature of Business

The Company’s primary business is the ownership and operation of its subsidiary, the Bank. The Bank is engaged primarily in the business of retail banking through ten branch offices located in Erie and Chautauqua Counties of New York State. Its primary deposit products are checking, savings and term certificate accounts and its primary lending products are commercial real estate loans and residential mortgages.

Note–2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions have been eliminated. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. Certain prior periods amounts have been reclassified to conform to the current presentation. These reclassifications had no effect on 2024 net income or total stockholders' equity.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of December 31, 2025 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

Use of Estimates

To prepare these consolidated financial statements in conformity with GAAP, management of the Company made a number of estimates and assumptions relating to the reporting of assets and liabilities and the reporting of revenue and expenses. Actual results could differ from those estimates. The allowance for credit losses is a material estimate that is particularly susceptible to significant change in the near term.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, interest earning deposits at other financial institutions, and overnight federal funds sold, if any, which are generally sold for one to three-day periods.

Investment Securities

All debt securities are classified as available for sale and are carried at fair value with unrealized gains and losses, net of the related deferred income tax effect, excluded from earnings and reported as a separate component of accumulated other comprehensive loss until realized. Equity securities are also measured at fair value with changes in the fair value recognized in the non-interest income component of the consolidated statements of income. Realized gains and losses on securities transactions are reported in earnings and computed using the specific identification method.

An allowance for credit losses is deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term. For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell or if it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For available for sale debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit deterioration or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, any excess cost is recorded as an allowance for credit losses. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. The Company elected the practical expedient of zero loss estimates for securities issued by U.S. government entities and agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major agencies, and have a long history of no losses.

Federal Home Loan Bank Stock

Federal law requires a member institution of the Federal Home Loan Bank (“FHLB”) system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. This stock is restricted in that it can only be sold to the FHLB or to another member institution and all sales of FHLB stock must be at par. As a result of these restrictions, FHLB stock is carried at cost on the consolidated statements of financial condition. The investment is periodically evaluated for impairment based on the ultimate recoverability of cost.

Loans Receivable

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of allowance for credit losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Company is generally amortizing these amounts over the contractual life of the loan.

Management considers a loan to be in delinquency status when the contractual payment of principal or interest has become greater than 30 days past due. The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed in the current year. Interest received on non-accrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Charge-offs are recorded as a reduction to the allowance for credit losses for loans when amounts are deemed uncollectible. When losses are confirmed through the receipt of assets in satisfaction of a loan, such as the underlying collateral upon foreclosure or cash upon completion of a short sale, a charge-off is recorded in an amount equal to the excess of a loan's amortized cost over the fair value of assets received. Subsequent recoveries of charged-off loans, if any, are credited to the allowance for credit losses for loans.

Allowance for Credit Losses – Loans and Off-Balance Sheet Credit Exposures

The allowance for credit losses for loans is a valuation allowance that is deducted from the loans receivable amortized cost basis to present the net amount expected to be collected as of the valuation date. Loans are charged-off against the allowance for credit losses for loans when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries recorded in the allowance for credit loss for loans account should not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

The allowance for credit losses for loans is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that the Company believes do not share risk characteristics are evaluated on an individual basis. Non-accrual loans are individually evaluated and when deemed appropriate, are assigned a reserve based on such evaluation, which may be determined by the underlying collateral value or the loan-level estimated discounted cash flows. The Company considers several factors in its determination of whether to classify loans as collateral-dependent and individually evaluate such loans. When loans are considered to be collateral-dependent, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

The Company also estimates expected credit losses on off-balance sheet credit exposure, such as unfunded loan commitments, on a collective basis. The resulting reserve for unfunded commitments is recorded as a liability on the balance sheet, included in other liabilities, and is adjusted through the provision for credit losses line item within the consolidated statement of income, similar to the allowance for credit losses for loans.

During the first quarter of 2025, the Company transitioned its allowance for credit losses ("ACL") methodology for loans and unfunded commitments from a vintage model to a discounted cash flow model for all loan segments and loans that are not individually evaluated. In particular, loan-level probability of default ("PD") and loss severity (also referred to as loss given default ("LGD")) are applied to derive a baseline expected loss as of the valuation date. These expected default and severity rates, which are regression-derived and based on benchmark historical performance data, are calibrated to incorporate the Company's reasonable and supportable forecasts of future losses as well as any necessary qualitative adjustments. The loan segments utilized in the discounted cash flow model are consistent with those used in the vintage model and previously disclosed by the Company.

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

Accrued interest on loans of $2.7 million at December 31, 2025 and $2.5 million at December 31, 2024 is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the allowance for credit losses estimation process.

The Company's determination as to the amount of expected credit losses is subject to review by bank regulators, which can require the establishment of additional expected credit losses. Although the allowance for credit losses is allocated by loan type, the allowance for credit losses is general in nature and is available to offset losses from any loan in the Company’s portfolio.

Premises and Equipment

Land is carried at cost. Buildings, improvements, furniture and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of assets (generally thirty-nine years for buildings and three to fifteen years for furniture and equipment). Leasehold improvements are amortized on the straight-line method over the lesser of the life of the improvements or the lease term. Maintenance and repairs are charged to expense as incurred while major improvements are capitalized and amortized to operating expense over the identified useful life.

Leases

The Company determines if an arrangement is a lease at the contract’s inception. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the consolidated statements of income. Operating leases are recorded under a right of use (“ROU”) model that requires a lessee to record (for all operating leases with terms longer than 12 months) an asset representing its right to use the underlying asset and a lease liability. The ROU asset and lease liability are included in other assets and other liabilities, respectively, on the consolidated statements of financial condition. Finance leases are recorded in premises and equipment on the consolidated statements of financial condition.

Operating lease ROU assets represent our right to use an underlying asset during the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents our incremental borrowing rate at the lease commencement date. ROU assets are further adjusted for lease incentives. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy and equipment expense in the consolidated statements of income.

Mortgage Servicing Rights

Certain low-yielding, fixed rate residential, one to- four- family loans are sold on the secondary market in order to manage interest rate risk. The individual loans are normally sold to an investor immediately after loan closing. The Company retains servicing rights on these loans.

Originated mortgage servicing rights are recorded at their fair value at the time of transfer of the related loans and are amortized in proportion to, and over the period of, estimated net servicing income or loss. The carrying value of the originated mortgage servicing rights are periodically evaluated for impairment. The mortgage servicing rights asset is recorded in other assets on the consolidated statements of financial condition. The amortization of the mortgage servicing asset is recorded against service fee income and recorded in service charges and fees on the consolidated statements of income.

Revenue Recognition

The majority of the Company's revenue-generating transactions are not subject to ASC 606 "Revenue from Contracts with Customers", including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage servicing activities, as these activities are subject to other accounting standards. Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606, which are presented in the Company's consolidated statements of income as components of non-interest income are discussed further in Note 20 - Revenue Recognition.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when: (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. Subsequent write-downs to fair value, net of estimated selling costs, are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized, resulting from the sale of foreclosed assets are recognized in non-interest expense on the date of sale.

Foreclosed real estate was $0 at both December 31, 2025 and 2024. Proceeds from the sale of foreclosed real estate for the years ended December 31, 2025 and 2024 were $0 and $42,000, respectively. This sale during the year ended December 31, 2024 resulted in a net loss on sale of $19,000, and was included as a component of other non-interest expense in the consolidated statements of income.

Bank Owned Life Insurance and Annuity Assets

The Company invests in bank owned life insurance (“BOLI”) and annuity assets as sources of funding for employee benefit obligations described below and in Note 11 - Employee and Director Benefit Plans.

BOLI involves the purchase of life insurance by the Company on a chosen group of employees. The Company is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Income from the increase in the cash surrender value of the underlying policies and gains resulting from death benefit claims are included within earnings on bank-owned life insurance in non-interest income in the consolidated statements of income and is not subject to income taxes. Income from the increase in the cash surrender value is only subject to income taxes upon surrender. The Company does not intend to surrender the policies held at December 31, 2025, and accordingly, no deferred taxes have been recorded on the earnings from these policies. The cash surrender value of such bank owned life insurance amounted to $31.5 million at December 31, 2025 and $29.3 million at December 31, 2024.

Annuity assets involve the purchase of future cash flow streams by the Company to directly fund the payment of a certain supplemental executive retirement plan. Income from the increase in the value of the underlying annuity contracts are included in non-interest income on the consolidated statements of income. The value of annuity assets were $3.2 million at both December 31, 2025 and 2024, and were included within other assets on the Company's consolidated statements of financial condition.

Income Taxes

The Company files a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the consolidated financial statements rather than the amounts reported on the respective income tax returns. Deferred taxes are recorded using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment and the effect of a change in tax rates is recognized in income at that time.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

The Company periodically reviews its tax positions and applies a “more likely than not” recognition threshold for all tax uncertainties. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Employee Stock Ownership Plan (“ESOP”)

Compensation expense is recognized based on the current market price of shares committed to be released to employees. All shares released and committed to be released are deemed outstanding for purposes of earnings per share calculations. Dividends declared and paid on allocated shares held by the ESOP are charged to retained earnings. The value of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of stockholders’ equity. Dividends declared on unallocated shares held by the ESOP are recorded as a reduction of the ESOP’s loan payment to the Company.

Stock-based Compensation Plans

At December 31, 2025, the Company had stock-based compensation plans, which are described more fully in Note 12 - Stock-based Compensation. The Company accounts for the plans using a fair value-based method, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the requisite service period, which is usually the vesting period. The fair value of stock option grants are estimated on the date of grant using the Black-Scholes options pricing model. Common shares are issued from the Company’s authorized common shares when a share option is exercised. When restricted shares are granted, the shares are released from authorized and unissued. Common shares awarded as restricted stock are measured based on the fair market value at the grant date. The stock option plan, restricted stock plan, and equity incentive plan expenses are recognized in salaries and employee benefits expense on the consolidated statement of income.

Supplemental Employee and Director Benefit Plans

The Company maintains a 401(k) savings plan for its employees and has certain non-qualified supplemental executive retirement plans for its directors and certain members of management. Refer to Note 11 - Employee and Director Benefit Plans for additional information.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, less unallocated shares held by the Company’s ESOP, during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued as well as any adjustment to income that would result from the assumed conversion. Potential common shares that may be issued by the Company relate solely to outstanding stock options and restricted stock awards, and are determined using the treasury stock method.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Company has entered into commitments to extend credit. Such commitments are recorded in the consolidated statements of financial condition when they are funded. Refer to Note 16 - Commitments to Extend Credit for additional information.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company does not believe such matters exist that will have a material effect on the financial statements.

Segment Reporting

The Company has one reporting unit, one operating segment and, consequently, a single reportable segment. The Chief Executive Officer, who is the Company’s chief operating decision maker, or CODM, monitors revenue streams and other information provided about the company’s products and services offered, expenses, operating metrics, and other financial metrics. The information provided to the CODM is presented on an aggregated entity-level basis, which is consistent with the accompanying Consolidated Financial Statements presented in this Form 10-K. In assessing operating results and in allocating resources, the CODM evaluates the financial performance of the Company’s business by evaluating revenue streams, significant expenses, and budget to actual results, among other things. Profitability is only determined at the entity level. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets and equity. The CODM uses consolidated net income, among other metrics, to benchmark the Company against its competitors. The benchmarking analysis, coupled with monitoring of budget to actual results, are used in assessing performance and allocating resources. Loans, investments, interest-earning deposits, and non-interest income provide the revenues in the Company's operation. Interest expense, provisions for credit losses, salaries and employee benefits, occupancy and equipment, data processing, and professional services expense provide the significant expenses in the Company's operations. All of the Company's income and expenses are included in the accompanying Consolidated Financial Statements presented in this Form 10-K. All of the Company’s operations are domestic.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity’s applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The Company adopted ASU 2023-09 effective January 1, 2025 and applied the guidance retrospectively to all periods presented. The adoption of ASU 2023-09 did not have a material impact on the Company's consolidated financial statements, as the standard impacted disclosures only. Refer to Note 10 - Income Taxes for additional details.

Recent Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)." The amendments in this ASU require a public business entity to disclose additional information about specific expense categories in the notes to the financial statements at interim and annual reporting periods, including employee compensation, depreciation, intangible asset amortization, and other costs and expenses. Additionally, a public business entity must disclose a qualitative description of the amounts remaining in relevant expense captions which are not separately disaggregated quantitatively under the amendments included within this ASU. This ASU is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption of this ASU is permitted and may be applied prospectively to financial statements issued for reporting periods after the effective date of the ASU or retrospectively to any period presented in the financial statements. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the application of the gross-up approach for recognizing credit losses to certain acquired loans, referred to as purchased seasoned loans, which are recorded at acquisition at their purchase price plus an allowance for expected credit losses. Under this approach, the initial allowance for credit losses does not result in a day-one provision for credit losses, and subsequent changes in the allowance are recognized through earnings. The amendments are intended to reduce complexity and improve comparability in the accounting for acquired loans by aligning the treatment of purchased seasoned loans with that of purchased credit-deteriorated assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, and is to be applied prospectively to loans acquired on or after the adoption date. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,004	$—	$(67)	1,937
Municipal bonds	40,665	—	(6,825)	33,840
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	—	8
Collateralized mortgage obligations-government sponsored entities	8,649	—	(885)	7,764
Government National Mortgage Association	47	—	(2)	45
Federal National Mortgage Association	9,772	1	(1,236)	8,537
Federal Home Loan Mortgage Corporation	4,742	1	(737)	4,006
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	65,888	2	(9,752)	56,138
Total Securities	$65,888	$2	$(9,752)	$56,138

	December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,006	$—	$(155)	$1,851
Municipal bonds	40,719	—	(8,431)	32,288
Mortgage-backed securities:
Collateralized mortgage obligations-private label	9	—	—	9
Collateralized mortgage obligations-government sponsored entities	10,201	—	(1,259)	8,942
Government National Mortgage Association	54	—	(4)	50
Federal National Mortgage Association	10,812	—	(1,799)	9,013
Federal Home Loan Mortgage Corporation	5,229	—	(989)	4,240
Asset-backed securities-private label	—	28	—	28
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	69,031	28	(12,637)	56,422
Equity Securities	22	51	—	73
Total Securities	$69,053	$79	$(12,637)	$56,495

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At December 31, 2025 and December 31, 2024, sixteen municipal bonds with an amortized cost of $4.7 million and fair value of $3.6 million and eighteen municipal bonds with an amortized cost of $6.2 million and fair value of $4.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limits. At December 31, 2025 and 2024, no securities were pledged as collateral to the Federal Reserve Bank ("FRB"), to the Federal Home Loan Bank of New York ("FHLBNY"), or for any other purposes.

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
December 31, 2025
U.S. government agencies	$—	$—	$1,937	$(67)	$1,937	$(67)
Municipal bonds	—	—	32,794	(6,825)	32,794	(6,825)
Mortgage-backed securities	—	—	20,285	(2,860)	20,285	(2,860)
	$—	$—	$55,016	$(9,752)	$55,016	$(9,752)

December 31, 2024
U.S. government agencies	$—	$—	$1,851	$(155)	$1,851	$(155)
Municipal bonds	371	(9)	31,917	(8,422)	32,288	(8,431)
Mortgage-backed securities	86	(1)	22,168	(4,050)	22,254	(4,051)
	$457	$(10)	$55,936	$(12,627)	$56,393	$(12,637)

As of December 31, 2025, the Company’s investment portfolio included no debt securities in the “unrealized losses less than twelve months” category and 164 debt securities in the “unrealized losses twelve months or more” category. As of December 31, 2024, the Company's investment portfolio included seven debt securities in the “unrealized losses less than twelve months” category and 169 debt securities in the “unrealized losses twelve months or more” category.

As of December 31, 2025, the Company had 164 debt securities with a fair value of $55.0 million in an unrealized loss position. As of December 31, 2024, the Company had 176 debt securities with a fair value of $56.4 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers, and other available credible published sources in evaluating credit risk. In this review, the Company did not identify any credit risk and, therefore, no allowance for credit losses on securities available for sale was recorded as of December 31, 2025 or December 31, 2024. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $248,000 as of December 31, 2025 and $254,000 as of December 31, 2024 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the year ended December 31, 2025, the Company sold two asset-backed securities which had previously been written-off, resulting in gross realized gains of $10,000. During the year ended December 31, 2024, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
December 31, 2025:
Less than one year	$633	$628
After one year through five years	3,424	3,310
After five years through ten years	12,095	10,942
After ten years	26,517	20,897
Mortgage-backed securities	23,218	20,360
Asset-backed securities	1	1
Total Debt Securities	$65,888	$56,138

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

Equity Securities

At December 31, 2024, the Company held 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock, included within securities, at fair value, on the consolidated statement of financial condition. During the year ended December 31, 2025, the Company sold these shares for proceeds of $223,000. Accordingly, the Company did not hold any equity securities at December 31, 2025. During the years ended December 31, 2025 and 2024, the Company recognized gains of $150,000 and $54,000, respectively, on the equity securities, which was recorded within gains on equity securities in non-interest income in the consolidated statements of income. There were no purchases or sales of equity securities during the year ended December 31, 2024.

Note 4 - Loans Receivable

Loans receivable, net consists of the following:

	December 31,	December 31,
	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$150,095	$161,331
Home Equity	46,970	47,456
Commercial (2)	327,352	320,984
Total real estate loans	524,417	529,771
Other Loans:
Commercial	17,430	15,728
Consumer(3)	15,466	991
Total gross loans	557,313	546,490
Net deferred loan costs	3,012	3,263
Allowance for credit losses on loans	(4,884)	(5,133)
Loans receivable, net	$555,441	$544,620

(1)
There were no one- to four-family construction loans as of December 31, 2025 or 2024.
(2)
Includes commercial construction loans of $18.8 million and $18.9 million as of December 31, 2025 and 2024, respectively.
(3)
Includes overdraft protection of $24,000 and $39,000 as of December 31, 2025 and 2024, respectively.

Residential real estate loans serviced for others by the Company totaled $32.8 million and $35.8 million at December 31, 2025 and 2024, respectively.

Real estate loans of approximately $116.8 million and $39.4 million in unpaid principal balance were pledged as collateral for FHLBNY advances as of December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, loans to related parties including officers and directors and their affiliates were immaterial as a percentage of our loan portfolio.

Note 5 - Allowance for Credit Losses

Allowance for Credit Losses for Loans

The ability of the Company’s residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographical area in which they reside. Commercial borrowers’ ability to repay is generally dependent upon the general health of the economy. A large majority of the Company’s loans are in Western New York and, accordingly, the ultimate collectability of a substantial portion of the loans is susceptible to changes in market conditions in this primary market area.

The loan portfolio is segmented into the following loan types by risk level:

Real Estate Loans:

•
Residential, One- to Four-Family – are loans secured by first lien collateral on residential real estate primarily held in the Western New York region. These loans can be affected by economic conditions and the value of underlying properties. Western New York’s housing market has consistently demonstrated stability in home prices despite economic conditions. Furthermore, the Company has conservative underwriting standards and its residential lending policies and procedures verify that its one- to four-family residential mortgage loans generally conform to secondary market guidelines.
•
Home Equity – are loans or lines of credit secured by first or second liens on owner-occupied residential real estate primarily held in the Western New York region. These loans can also be affected by economic conditions and the values of underlying properties. Home equity loans may have increased risk of loss if the Company does not hold the first mortgage resulting in the Company being in a secondary position in the event of collateral liquidation. The Company does not originate interest only home equity loans.
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

Other Loans:

•
Commercial – includes business installment loans, lines of credit, and other commercial loans. Most of our commercial loans are for terms generally not in excess of five years. Whenever possible, we collateralize these loans with a lien on business assets and equipment and require the personal guarantees from principals of the borrower. Commercial loans generally involve a higher degree of credit risk, as commercial loans can involve relatively large loan balances to a single borrower or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation of the commercial business and the income stream of the borrower. Such risks can be significantly affected by economic conditions. Although commercial loans may be collateralized by equipment or other business assets, the liquidation of collateral in the event of a borrower default may be an insufficient source of repayment because the equipment or other business assets may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial loan depends primarily on the credit worthiness of the borrowers (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.
•
Consumer – consist of loans secured by collateral such as an automobile or a deposit account, unsecured loans, and lines of credit. Consumer loans tend to have a higher credit risk due to the loans being either unsecured or secured by rapidly depreciable assets. Furthermore, consumer loan payments are dependent on the borrower’s continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Included in the Real Estate Loans for residential, one- to four-family and commercial real estate are loans to finance the construction of either a one- to four-family owner occupied home or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family residential mortgage or a commercial real estate mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm or other third party. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

The following tables detail the changes in the allowance for credit losses by loan segment for the years ended December 31, 2025 and 2024 as well as the related loan balances by individually evaluated and collectively evaluated as of December 31, 2025 and 2024.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2025
Allowance for Credit Loss on Loans
Balance - January 1, 2025	$390	$137	$4,171	$421	$14	$5,133
Charge-offs	—	—	—	—	(30)	(30)
Recoveries	4	—	—	—	4	8
Provision (credit)	327	(37)	(255)	(281)	19	(227)
Balance – December 31, 2025	$721	$100	$3,916	$140	$7	$4,884
Ending balance: individually evaluated	$6	$—	$—	$—	$—	$6
Ending balance: collectively evaluated	$715	$100	$3,916	$140	$7	$4,878

Gross Loans Receivable(3):
Ending balance	$150,095	$46,970	$327,352	$17,430	$15,466	$557,313
Ending balance: individually evaluated	$1,493	$62	$89	$—	$—	$1,644
Ending balance: collectively evaluated	$148,602	$46,908	$327,263	$17,430	$15,466	$555,669

(1)
There were no one- to four-family construction loans at December 31, 2025.
(2)
Includes commercial construction loans of $18.8 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(4,884) or net deferred loan costs of $3,012.

	Real Estate Loans			Other Loans
	One- to Four-Family(1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
December 31, 2024
Allowance for Credit Loss on Loans
Balance- January 1, 2024	$532	$213	$5,231	$471	$16	$6,463
Charge-offs	—	—	—	—	(41)	(41)
Recoveries	10	—	—	—	9	19
(Credit) provision	(152)	(76)	(1,060)	(50)	30	(1,308)
Balance – December 31, 2024	$390	$137	$4,171	$421	$14	$5,133
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$390	$137	$4,171	$421	$14	$5,133
Gross Loans Receivable(3):
Ending balance	$161,331	$47,456	$320,984	$15,728	$991	$546,490
Ending balance: individually evaluated	$131	$—	$1,242	$—	$—	$1,373
Ending balance: collectively evaluated	$161,200	$47,456	$319,742	$15,728	$991	$545,117
(1)
There were no one- to four-family construction loans at December 31, 2024.
(2)
Includes commercial construction loans of $18.9 million.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,133) or net deferred loan costs of $3,263.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the consolidated statements of financial condition, with adjustments to the reserve recognized in the provision for credit losses on the consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the years ended December 31, 2025 and 2024 was as follows:

For the years ended December 31, 2024 and 2025
(Dollars in thousands)
Balance at January 1, 2024	$485
Provision for credit losses	(171)
Balance at December 31, 2024	314
Provision for credit losses	47
Balance at December 31, 2025	$361

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at December 31, 2025 and 2024.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$1,525	$1,891	$1,388	$1,891
Home Equity	66	683	66	683
Commercial Real Estate (2)	89	1,226	89	1,226
Other Loans:
Commercial	—	—	—	—
Consumer	—	4	—	4
Total loans	$1,680	$3,804	$1,543	$3,804

(1)
Includes one- to four-family construction loans.
(2)
Includes commercial construction loans.

There was no interest income recognized on non-accrual loans during the years ended December 31, 2025 and 2024. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2025:
Real Estate Loans:
Residential, one- to four-family	$788	$27	$674	$1,489	$148,606	$150,095
Home equity	447	137	—	584	46,386	46,970
Commercial	—	—	89	89	327,263	327,352
Other Loans:
Commercial	—	—	—	—	17,430	17,430
Consumer	5	—	—	5	15,461	15,466
Total	$1,240	$164	$763	$2,167	$555,146	$557,313

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family	$1,035	$454	$662	$2,151	$159,180	$161,331
Home equity	318	26	596	940	46,516	47,456
Commercial(1)	—	—	1,242	1,242	319,742	320,984
Other Loans:
Commercial	—	—	—	—	15,728	15,728
Consumer	3	2	—	5	986	991
Total	$1,356	$482	$2,500	$4,338	$542,152	$546,490

(1)
Includes commercial real estate construction loans.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. For collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is measured on an individual loan basis based on the difference between the fair value of the loan’s collateral, which is adjusted for liquidation costs, and the amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance for credit losses is required. Refer to Note 13 - Fair Value of Financial Instruments for additional information.

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of December 31, 2025 and 2024 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Real Estate	Assets	Land	Real Estate	Other	Loans
December 31, 2025:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,525	$—	$—	$—	$—	$1,525
Home Equity	66	—	—	—	—	66
Commercial	—	—	—	89	—	89
Total	$1,591	$—	$—	$89	$—	$1,680
December 31, 2024:
Real Estate Loans:
Residential, one- to four-family	$134	$—	$—	$—	$—	$134
Commercial	200	—	1,026	—	—	1,226
Total	$334	$—	$1,026	$—	$—	$1,360

There was an allowance of $6,000 recorded on one collateral-dependent loan secured by residential real estate as of December 31, 2025. There was no allowance recorded on the above noted collateral-dependent loans as of December 31, 2024.

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

Each commercial loan is individually assigned a loan classification. The Company’s consumer loans, including residential one- to four-family loans and home equity loans, are classified by using the delinquency status as the basis for classifying these loans. Generally, all consumer loans more than 90 days past due are classified and placed in non-accrual. Such loans that are well-secured and in the process of collection will remain in accrual status.

Asset quality indicators for all loans and the Company’s risk rating process are reviewed on a monthly basis. Risk ratings are updated as circumstances that could affect the repayment of individual loans are brought to management’s attention through an established monitoring process. Written action plans are maintained and reviewed on a quarterly basis for all classified commercial loans. In addition to the Company’s internal process, an outsourced independent credit review function is in place for commercial loans to further assess assigned risk classifications and monitor compliance with internal lending policies and procedures.

The following tables present gross loans by credit quality indicator by origination year at December 31, 2025 and 2024 and gross charge-offs for the years then ended:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
December 31, 2025:	(Dollars in thousands)
Residential, one-to four-family(1):
Pass	$4,434	$5,068	$10,308	$30,091	$24,701	$73,327	$—	$147,929
Substandard	—	—	190	315	399	1,262	—	2,166
Doubtful	—	—	—	—	—	—	—	—
Total	$4,434	5,068	$10,498	$30,406	$25,100	$74,589	$—	$150,095
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity(2):
Pass	$627	$28	$2,007	$1,721	$58	$352	$41,698	46,491
Substandard	—	—	—	—	—	—	479	479
Doubtful	—	—	—	—	—	—	—	—
Total	$627	$28	$2,007	$1,721	$58	$352	$42,177	$46,970
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate(3):
Pass	$34,815	$36,156	$19,119	$76,565	$37,655	$113,836	$2	$318,148
Special mention	—	—	402	—	—	865	—	1,267
Substandard	—	—	—	—	—	7,937	—	7,937
Doubtful	—	—	—	—	—	—	—	—
Total	$34,815	$36,156	$19,521	$76,565	$37,655	$122,638	$2	$327,352
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$4,296	$1,171	$730	$1,538	$77	$1,546	$5,184	$14,542
Special mention	—	—	—	—	63	—	—	63
Substandard	—	—	—	—	—	1,869	956	2,825
Doubtful	—	—	—	—	—	—	—	—
Total	$4,296	$1,171	$730	$1,538	$140	$3,415	$6,140	$17,430
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$14,857	$131	$45	$50	$—	$169	$213	$15,465
Substandard	—	—	—	—	—	—	1	1
Doubtful	—	—	—	—	—	—	—	—
Total	$14,857	$131	$45	$50	$—	$169	$214	$15,466
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$30
(1)
There were no one- to four-family construction loans at December 31, 2025.
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

There were no loans modified to borrowers experiencing financial difficulty during the years ended December 31, 2025 or December 31, 2024.

There were no modified loans that were past due or on non-accrual as of December 31, 2025 or December 31, 2024.

There were no loans to borrowers experiencing financial difficulty during the years ended December 31, 2025 or December 31, 2024 that had a payment default and were modified in the twelve months prior.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was no foreclosed real estate at December 31, 2025 and December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction was $491,000 at December 31, 2025 and $927,000 at December 31, 2024.

Note 6 - Premises and Equipment

Premises and equipment consist of the following:

	December 31,
	2025	2024
	(Dollars in thousands)
Land	$1,162	$1,210
Buildings and improvements	13,634	13,247
Furniture and equipment	7,546	7,600
Premises and equipment, gross	22,342	22,057
Accumulated depreciation	(15,292)	(14,839)
Premises and equipment, net	$7,050	$7,218

Depreciation of premises and equipment amounted to $612,000 and $739,000 for the years ended December 31, 2025 and 2024, respectively, and is included in occupancy and equipment expense in the accompanying consolidated statements of income.

Note 7 - Deposits

Deposits consist of the following at the dates indicated:

	December 31, 2025		December 31, 2024

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$96,103	—%	$96,412	—%
Interest bearing	62,346	0.09	65,020	0.09
Money market accounts	159,212	1.91	149,550	2.26
Savings accounts	51,788	0.07	54,322	0.06
Time deposits	203,828	3.44	207,674	3.96
Total deposits	$573,277	1.77%	$572,978	2.04%

Scheduled maturities of time deposits at December 31, 2025 were as follows (dollars in thousands):

2026	$184,915
2027	13,827
2028	3,104
2029	1,124
2030	858
Thereafter	—
$203,828

Time deposit accounts with balances of $250,000 or more amounted to $29.6 million and $33.9 million at December 31, 2025 and 2024, respectively.

Interest expense on deposits was as follows:

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)

Interest bearing demand deposits	$61	$64
Money market accounts	3,792	3,811
Savings accounts	35	40
Time deposits	7,662	9,162
	$11,550	$13,077

At December 31, 2025 and 2024, deposits of directors, executive officers and their affiliates totaled $2.0 million and $1.6 million, respectively.

At December 31, 2025 and 2024, no deposit relationships existed greater than 5% of the Company's total deposits.

Note 8 - Borrowings

At December 31, 2025 and 2024, the Company had written agreements with the FHLBNY, which allow it to borrow up to the maximum lending values designated by the type of collateral pledged. As of December 31, 2025 and 2024, our maximum lending value was $88.0 million and $26.7 million, respectively, and was collateralized by a pledge of certain fixed-rate residential, one- to four-family loans.

At December 31, 2025 and December 31, 2024, the Company had no short-term borrowings from the FHLBNY.

At December 31, 2025, the Company had paid off all long-term debt outstanding under the written agreement with the FHLBNY. At December 31, 2024, the Company had long-term debt outstanding under the written agreement with the FHLBNY of $10.3 million. All of the advances outstanding at December 31, 2024, were term borrowings with initial terms of 1 to 5 years at fixed rates of interest ranging from 1.70% to 5.20%, with a weighted average interest rate of 3.73%.

Long-term debt from the FHLBNY and related contractual maturities consisted of the following:

	At December 31, 2025		At December 31, 2024
Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
(Dollars in thousands)

In one year	$—	—%	$8,250	3.79%
In two years	—	—%	1,000	3.49%
In three years	—	—%	1,000	3.49%
	$—	—%	$10,250	3.73%

The Company has a written agreement with the FRB discount window for overnight borrowings which is collateralized by a pledge of securities, and allows it to borrow up to the value of the securities pledged. At December 31, 2025 and December 31, 2024, there were no securities pledged to the FRB. Additionally, the Company has uncollateralized intraday credit with the FRB that allows for certain transactions to not be rejected for which there are insufficient funds in its Federal Reserve Master Account during normal hours of operation.

The Company has also established an unsecured line of credit with a correspondent bank for $20.0 million at December 31, 2025 and December 31, 2024. At December 31, 2025 and 2024, there were no borrowings on this line.

Note 9 - Lease Obligations

The Company leases certain branch offices under operating or finance leases. Certain lease arrangements contain extension options which are typically for 5 years at the then fair market rental rates. As these extension options are not generally considered reasonably certain of exercise, they are not included in the lease term.

As of December 31, 2025 and 2024, two of the Company’s branch offices were subject to operating leases with associated ROU assets of $759,000 and $938,000, respectively, and lease liabilities of $778,000 and $944,000, respectively. The ROU assets are recorded under other assets and the lease liabilities are recorded under other liabilities and accrued interest payable on the consolidated statements of financial condition.

Operating lease costs that were recorded in occupancy and equipment expense on the consolidated statements of income for each of the years ended December 31, 2025 and 2024 were $180,000 and $152,000, respectively.

The table below summarizes information related to the Company's lease liabilities at or for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$167	$157
Operating cash flows from finance leases	35	44
Financing cash flows from finance leases	101	93

Weighted-average remaining lease term in years – operating leases	4.7	5.9
Weighted-average discount rate – operating leases	4.36%	4.35%

The Company has one long-term finance lease agreement for a branch location and the outstanding balance of the finance lease (included in other liabilities and accrued interest payable on the consolidated statements of financial condition) at December 31, 2025 and 2024 was $277,000 and $378,000, respectively, with a discount rate of 9.22%. The remaining term of this lease is 2.5 years. The asset related to this finance lease is included in premises and equipment and consists of the cost of $1.1 million less accumulated depreciation of $839,000 and $797,000 at December 31, 2025 and 2024, respectively. Interest expense recognized on the Company's finance lease amounted to $35,000 and $44,000 for the years ended December 31, 2025 and 2024, respectively.

The table below summarizes the maturity of remaining lease liabilities as of December 31, 2025:

	Operating	Finance
	Leases	Lease
	(Dollars in thousands)
2026	$184	$136
2027	184	136
2028	184	56
2029	184	—
2030 and thereafter	127	—
Total Lease Payments	$863	$328
Less: Amounts representing interest	(85)	(51)
Present value of lease liabilities	$778	$277

Note 10 - Income Taxes

The Company’s deferred federal and state income tax and related valuation accounts represent the estimated impact of temporary differences between how we recognize our assets and liabilities under GAAP and how such assets and liabilities are recognized under federal and state tax law. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to be recovered or settled.

All pretax income from continuing operations for the years ended December 31, 2025 and 2024 was earned in the United States. The provision for income tax expense consists of the following:

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)

Current:
Federal	$1,579	$802
State	5	5
Total Current	1,584	807

Deferred:
Federal	(101)	128
State	—	—
Total Deferred	(101)	128

Total Income Tax Expense	$1,483	$935

A reconciliation of the statutory federal income tax at a rate of 21% for the years ended December 31, 2025 and 2024 to the income tax expense included in the consolidated statements of income is as follows:

	Years Ended December 31,
	2025		2024

U.S. Federal income tax at statutory rate	$1,838	21.0%	$1,232	21.0%
State income tax, net of federal income tax effect(1)	4	—	4	0.1
Nontaxable or nondeductible items
Tax-exempt interest income	(159)	(1.8)	(166)	(2.8)
Section 291 interest expense disallowance	55	0.6	65	1.1
Life insurance income	(241)	(2.8)	(226)	(3.8)
Other	(14)	(0.1)	26	0.3
Total Income Tax Expense	$1,483	16.9%	$935	15.9%

(1) This category includes taxes in New York State.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
Deferred tax assets:
Unrealized losses on securities available for sale	$2,529	$3,271
Allowance for credit loss	1,361	1,413
Deferred compensation	1,756	1,554
Net operating losses ("NOL")	306	290
Impairment of equity investments	130	130
Accrued expenses	120	98
Right of use liabilities	161	196
Stock options granted	12	11
Total Deferred Tax Assets	6,375	6,963

Deferred tax liabilities:
Deferred loan origination costs	(781)	(846)
Depreciation	(415)	(464)
Prepaid expenses	(93)	(123)
Right of use assets	(159)	(197)
Other	(45)	(62)
Total Deferred Tax Liabilities	(1,493)	(1,692)

Deferred tax valuation allowance	(1,293)	(1,354)

Net Deferred Tax Asset	$3,589	$3,917

The net deferred tax asset was recorded in other assets on the consolidated statements of financial condition at December 31, 2025 and 2024. In assessing the ability of the Company to realize the benefit of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, availability of operating loss carry-backs, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which deferred tax assets are deductible, management believes it is more likely than not the Company will generate sufficient taxable income to realize the benefits of these deductible differences at December 31, 2025, except for the following:

•
Valuation allowance of $130,000 on the deferred tax asset for the 2011 other than temporary impairment charge; and
•
Valuation allowance of $1,163,000 on state deferred tax assets.

Management believes that the Company will not generate sufficient income of the appropriate character (i.e. capital gains) to utilize any of the deferred tax asset created by the 2011 other than temporary impairment charge. Management believes that it is more likely than not that the Company will not realize its state deferred tax assets because of reform in New York State corporate tax law. Beginning in 2015, the most significant change in the tax law allows the Company to deduct up to 50% of its net interest income received from qualifying loans. This change effectively eliminates the Company’s New York State tax on income resulting in the Company being taxed on its apportioned capital. Because of this tax reform, the Company will not generate sufficient taxable income within New York State to realize its existing state deferred tax assets. The existing state deferred tax assets and offsetting valuation allowance include the tax impact of $6.0 million of New York State net operating loss carryover deductions with expiration dates of 2036 through 2045. There was a $61,000 decrease in the deferred tax valuation recorded during 2025 and a $151,000 increase in the deferred tax valuation recorded during 2024.

The capital based tax paid to New York State is recorded in other non-interest expense on the consolidated statements of income for the years ended December 31, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The legislation did not have a material impact on the Company's financial statements.

Under prior federal law, tax bad debt reserves created prior to January 1, 1998 were subject to recapture into taxable income should the Company fail to meet certain qualifying asset and definition tests. The 1996 federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Company make certain non-dividend distributions or cease to maintain a thrift or bank charter. Management has no intention of taking any such actions. At December 31, 2025 and 2024, the Company’s total pre-1988 tax bad debt reserve was $2.2 million. This reserve reflects the cumulative effect of federal tax deductions by the Company for which no federal income tax provision has been made.

Current income tax guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognized no adjustment for unrecognized income tax benefits for the years ended December 31, 2025 and 2024. As of December 31, 2025, there has been no material change in any uncertain tax position. The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in income tax expense in the consolidated statements of income.

The Company’s Federal and New York State tax returns, constituting the returns of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The federal tax returns for the years ended December 31, 2022, 2023, 2024, and 2025 remain subject to examination by the IRS. The state tax returns for the years ended December 31, 2022, 2023, 2024, and 2025 for New York State remain subject to examination.

Note 11 - Employee and Director Benefit Plans

401K Plan

The Company maintains a 401(k) savings plan covering employees who are employed on the first month following their initial date of employment and attained age 21. Participants may make contributions to the 401(k) Plan in the form of salary deferrals of up to 75% of their total compensation subject to certain IRS limitations. The plan consists of three components: 401(k), Profit Sharing, and Safe Harbor. For the 401(k) component, the Company makes a matching contribution equal to 40% of the eligible employee's salary deferral, up to 6% of such employee’s compensation, once an employee is eligible to participate in the 401(k) plan. For the profit sharing component, the Company makes a discretionary contribution, up to 5.1% of an eligible employee’s salary, depending on years of service. Lastly, the Company contributes 3.4% of an eligible employee’s salary based on years of service, which is a non-discretionary contribution to the Safe Harbor component of the plan. The Company’s expense for all three components of the 401(k) plan for the years ended December 31, 2025 and 2024 was $568,000 and $554,000, respectively.

1999 Supplemental Benefit Plans

Effective October 1, 1999, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Directors Supplemental Benefit Plan (the “1999 Plans”). Both plans are unfunded and provide a predefined annual benefit to be paid to executives and directors for fifteen years upon their retirement. The Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company. Annual benefits increase at a predetermined amount until the executive or director reaches a predetermined retirement age. Predefined benefits are 100% vested at all times and in the event of death, are guaranteed to continue at the full amount to their designated beneficiaries. The Company had a liability under the 1999 Plans of $236,000 and $278,000 at December 31,

2025 and 2024, respectively. This liability was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2025 and 2024.

The Company’s expense for the 1999 Plans was $15,000 and $18,000 for the years ended December 31, 2025 and 2024, respectively.

2001 and 2012 Supplemental Benefit Plans

Effective October 1, 2001, the Company initiated a non-qualified Executive Supplemental Benefit Plan and a non-qualified Director’s Supplemental Benefit Plan (collectively, the “2001 Plans”). The Company amended and restated the 2001 Plans effective November 1, 2015.

Effective January 27, 2016, the Company amended the 2001 Supplemental Benefit Plan for Directors, resulting in a change to the benefit formula from a fixed, pre-determined dollar benefit. The formula provides a benefit equal to a percentage of the director’s average pay. The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. The benefit is payable over a period of fifteen years beginning the month following age 72, unless termination occurs due to disability, death, or a change in control.

Effective May 18, 2016, the Company amended the 2001 Supplemental Benefit Plan for Executives resulting in a change in the benefit formula from a fixed, pre-determined dollar benefit to a formula-based benefit. The formula provides a benefit equal to a percentage of the executive’s average pay. The average pay is multiplied by number of years of service, not to exceed 20 years of service or 40% of average final pay. A reduced benefit is payable if a termination of service occurs prior to age 65. The benefit is payable over a period of fifteen years beginning the month following age 65, unless termination occurs due to disability, death, or a change in control.

The 2001 Plans are unfunded. The Company had a liability under these plans of $3.0 million and $2.9 million at December 31, 2025 and 2024, respectively. This liability was included in other liabilities on the consolidated statements of financial condition and was calculated using an assumed discount rate of 6.17% in 2025 and 2024.

Effective June 30, 2012, the Company implemented a Supplemental Executive Benefit Plan (the “2012 Plan”) with one executive. The 2012 Plan provides that when the executive attains age 67, the executive will be entitled to a fixed, pre-determined annual benefit under the 2012 Plan, which will be paid in monthly installments for 15 years. The 2012 Plan was amended on May 18, 2016 to update the fixed, pre-determined annual benefit amount. The 2012 Plan provides for a reduced benefit in the event the executive terminates his employment for a reason other than death, disability, cause, or a change in control, before the executive attains the age 67, which will be paid in monthly installments for 15 years. In the event of death, the vested benefit is payable to the beneficiary as a lump sum payment. The Company had a liability under this plan of $1.4 million and $1.5 million as of December 31, 2025 and 2024, respectively. This liability was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2025 and 2024.

Under the 2001 Plans and the 2012 Plan, the Company can set aside assets to fund the liability which will be subject to claims of the Company’s creditors upon liquidation of the Company.

The Company’s expense for the 2001 and 2012 Plans was $365,000 and $370,000 for the years ended December 31, 2025 and 2024, respectively.

2018 Retention Agreement

Effective March 29, 2018, the Company entered into a retention agreement with one executive. The agreement provides that the executive will receive a payment of $1.4 million (the "Normal Retention Payment") provided that the executive remains continuously employed with the Bank through March 29, 2028 (the "Retention Date"). The Normal Retention Payment will be paid in three equal installments on March 29, 2028, January 2, 2029, and January 2, 2030. If the executive's employment is terminated without cause or for good reason (as defined in the agreement) prior to the Retention Date, the executive will receive the vested account balance as set forth in the agreement. In the event that the executive's employment terminates prior to the Retention Date due to death or disability, the executive or his beneficiary, as applicable, will generally receive the vested account balance. If the executive's employment is terminated prior to the Retention Date and within two years of a change in control (as defined in the agreement), the executive will receive the Normal Retention Payment in a lump sum payment. The Company has a liability under this plan of $935,000 and $775,000 as of December 31, 2025 and 2024, respectively. This liability was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.12% in 2025 and 2024.

The Company’s expense for the 2018 Plan was $161,000 and $147,000 for the years ended December 31, 2025 and 2024, respectively.

The Company has purchased bank owned life insurance for the purpose of funding the liabilities related to the 1999 Supplemental Benefit Plans, the 2001 and 2012 Supplemental Benefit Plans, and the 2018 Retention Agreement. The cash surrender value of such bank owned life insurance amounted to $31.5 million at December 31, 2025 and $29.3 million at December 31, 2024.

2024 Supplemental Executive Retirement Plan Agreement

Effective December 16, 2024, the Company entered into a supplemental executive retirement plan with one executive which replaces the prior supplemental executive retirement plan that the Company entered into with the executive on July 16, 2024. Under the plan, if the executive terminates employment on or after age 67, the Bank will pay the annual amount that is paid from the annuity contracts as defined in the plan, with such annual amount payable in twelve equal monthly installments for 15 years, and if the executive is living at the end of the 15 year payment period, such payments will continue for the remainder of the executive’s life. If the executive terminates employment before age 67, the Bank will pay the executive an amount equal to the amount that is paid from the annuity contracts, with such annual amount payable in twelve equal monthly installments for 15 years, and if the executive is living at the end of the 15 year payment period, such payments will continue for the remainder of the executive’s life. The plan also provides a benefit in the event of the executives disability, death, or upon the occurrence of a change in control followed by a qualifying termination of employment. The Company has a liability under this plan of $921,000 and $175,000 as of December 31, 2025 and 2024, respectively. which was included in other liabilities and accrued interest payable on the consolidated statements of financial condition and was calculated using an assumed discount rate of 5.00% in 2024. The annuity contracts amounted to $3.2 million as of December 31, 2025 and 2024, and were included within other assets on the consolidated statements of financial condition.

The Company's expense for the 2024 plan was $746,000 and $175,000 for the year ended December 31, 2025 and 2024, respectively.

Note 12 – Stock-based Compensation

As of December 31, 2025, the Company had four active stock-based compensation plans, which are described below. The compensation cost related to these plans was $558,000 and $345,000 for the years ended December 31, 2025 and 2024, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

2006 Stock Option Plan

The Company’s 2006 Stock Option Plan (the “Stock Option Plan”), which was approved by the Company’s stockholders, permitted the grant of options to its employees and non-employee directors for up to 403,167 shares of common stock. The Stock Option Plan expired on October 24, 2016 and grants of options can no longer be awarded.

Both incentive stock options and non-qualified stock options have been granted under the Stock Option Plan. The exercise price of each stock option equals the market price of the Company’s common stock on the date of grant and an option’s maximum term is ten years. The stock options generally vest over a five-year period.

A summary of the status of the Stock Option Plan during the years ended December 31, 2025 and 2024 is presented below:

	2025			2024
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	37,696	$10.61		79,745	$10.61
Forfeited	—	—		(42,049)	10.61
Outstanding at end of period	37,696	$10.61	0.8 years	37,696	$10.61	1.8 years
Options exercisable at end of period	37,696	$10.61	0.8 years	37,696	$10.61	1.8 years

At December 31, 2025, stock options granted under this plan had an intrinsic value of $153,000 and there were no remaining options available for grant under the Stock Option Plan. At December 31, 2025 all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

2012 Equity Incentive Plan

The Company’s 2012 Equity Incentive Plan (the “2012 EIP”), which was approved by the Company’s stockholders on May 23, 2012, authorized the issuance of up to 243,882 shares of common stock pursuant to grants of restricted stock awards and up to 27,098 shares of common stock pursuant to grants of incentive stock options and non-qualified stock options, subject to permitted adjustments for certain corporate transactions. Employees and non-employee directors of the Company were eligible to receive awards under the 2012 EIP, except that non-employees may not be granted incentive stock options. The 2012 EIP expired on April 24, 2024 and grants of awards can no longer be made.

A summary of the status of unvested restricted stock awards under the 2012 EIP for the years ended December 31, 2025 and 2024 is as follows:

	For the Year Ended December 31, 2025	Weighted Average Grant Price (per Share)	For the Year Ended December 31, 2024	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	77,231	$8.19	24,548	$10.27
Granted	—	—	70,796	7.89
Vested	(44,693)	8.39	(15,886)	10.02
Forfeited	—	—	(2,227)	8.49
Unvested shares outstanding at end of period	32,538	$7.91	77,231	$8.19

As of December 31, 2025, there were 209,099 shares of restricted stock vested or distributed to eligible participants under the 2012 EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to restricted stock awards under the EIP amounted to $158,000 and $242,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, $193,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 28.1 months.

A summary of the status of stock options under the 2012 EIP for the years ended December 31, 2025 and 2024 is as follows:

	2025				2024
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	17,749	$8.68			17,751	$10.61
Granted	—	—			12,609	7.89
Forfeited	—	—			(12,610)	10.61
Outstanding at end of period	17,749	$8.68	$106,000	6.1 years	17,749	$8.68	$28,000	7.1 years

Options exercisable at end of period	7,661	$9.71	$38,000	3.3 years	5,140	$10.61	$—	1.8 years

Compensation expense related to unvested stock options under the 2012 EIP amounted to $6,000 and $4,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, $23,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 3.3 years. During April 2024, the Company granted all remaining options available under the 2012 EIP. The 2012 EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

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

The Compensation Committee of the Board of Directors granted restricted stock awards under the 2025 EIP during the year ended December 31, 2025 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 12, 2025	6,391	100% on March 12, 2026	$11.64	Non-employee directors
March 12, 2025	30,453	25% per year for four years with first vesting on March 12, 2026	$11.64	Employees
December 9, 2025	10,712	100% on December 9, 2026	$14.85	Non-employee directors

A summary of the status of unvested restricted stock awards under the 2025 EIP for the year ended December 31, 2025 is as follows:

	At December 31, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	—	$—
Granted	47,556	12.36
Unvested shares outstanding at end of period	47,556	$12.36

As of December 31, 2025, there were 47,556 shares of restricted stock vested or distributed to eligible participants under the 2025 EIP. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $130,000 for the year ended 2025. At December 31, 2025 $420,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 27.8 months.

The Compensation Committee of the Board of Directors granted stock options under the 2025 EIP during the year ended December 31, 2025 as follows:

Grant Date	Number of Stock Option Awards	Vesting	Exercise Price	Awardees

December 9, 2025	43,175	20% per year for five years with first vesting on December 9, 2026	$14.85	Non-employee directors

The Company estimates the grant date fair value of stock option awards using the Black-Scholes option-pricing model. This model requires the use of assumptions that involve significant judgment, including expected volatility, expected term, risk‑free interest rate, and expected dividend yield. The expected term represents the period of time the options are expected to be outstanding and is based on the simplified method and amounted to 6.5 years for the options granted during the year ended December 31, 2025. The risk‑free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a term consistent with the expected term of the options and was 3.96% for the options granted during the year ended December 31, 2025. Expected volatility and the expected dividend yield is based on the historical volatility and dividend yield of the Company’s common stock since the date of the second step conversion. Expected volatility and dividend yield amounted to 16.24% and 2.75%, respectively, for the options granted during the year ended December 31, 2025.

A summary of the status of stock options under the 2025 EIP for the year ended December 31, 2025 is presented below:

	2025
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	—	$—
Granted	43,175	14.85
Outstanding at end of period	43,175	$14.85	$—	9.9 years
Options exercisable at end of period	—	$—	$—	—

Compensation expense related to unvested stock options under the 2025 EIP amounted to $1,000, for the year ended December 31, 2025. At December 31, 2025 $105,000 of unrecognized cost related to unvested stock options is expected to be recognized over a period of 4.9 years. As of December 31, 2025 there were 315,739 shares available to be granted under the 2025 EIP.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 322,534 shares of stock on the open market at an average price of $7.90 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As part of the Conversion, the remaining balance of $1.2 million of the original 2006 ESOP loan was paid off and refinanced with a new loan to the ESOP. The Company utilized $4.0 million of the proceeds from the 2025 stock offering to extend a loan to the ESOP and ESOP purchased 396,036 shares of stock in the new Company at an average cost of $10.00. As a result of the purchase of shares by the ESOP, total stockholders' equity of the Company was reduced by $4.0 million. As of December 31, 2025, the balance of the loan to the ESOP was $5.0 million and the fair value of unallocated shares was $7.2 million. As of December 31, 2025, there were 111,292 allocated shares and 493,724 unallocated shares compared to 89,582 allocated shares and 129,012 unallocated shares at December 31, 2024. The ESOP compensation expense was $263,000 for the year ended December 31, 2025 and $99,000 for the year ended December 31, 2024 based on 20,572 shares and 10,751 shares earned in each of those years, respectively.

Note 13 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of December 31, 2025 and 2024 and have not been re-evaluated or updated for purposes of these consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Level 3: Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Asset and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 were as follows:

	Fair Value Measurements at December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,937	$—	$1,937	$—
Municipal bonds	33,840	—	33,840	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	8	—
Collateralized mortgage obligations-government sponsored entities	7,764	—	7,764	—
Government National Mortgage Association	45	—	45	—
Federal National Mortgage Association	8,537	—	8,537	—
Federal Home Loan Mortgage Corporation	4,006	—	4,006	—
Asset-backed securities- government sponsored entities:	1	—	1	—
Total Debt Securities Available for Sale	56,138	—	56,138	—
Total Securities	$56,138	$—	$56,138	$—

	Fair Value Measurements at December 31, 2024
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Level 2 inputs for assets or liabilities measured at fair value on a recurring basis might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment projections, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means. The following is a description of valuation methodologies used for financial assets recorded at fair value on a recurring basis:

•
Investment securities - the fair values are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted prices. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution date, market consensus prepayment projections, credit information, and the security’s terms and conditions, among other things. Level 2 securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, who use third party data service providers.

In addition to disclosure of the fair value of assets on a recurring basis, GAAP requires disclosures for assets and liabilities measured at fair value on a non-recurring basis. The following is a description of the valuation methods used for assets measured at fair value on a non-recurring basis.

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the measurement date, based on either a recent appraisal or discounted cash flows based on market conditions. Accordingly, collateral-dependent loans are classified within Level 3 of the fair value hierarchy. The Company had one collateral-dependent loan with a recorded allowance for credit losses of $6,000 as of December 31, 2025 and no collateral dependent loans with a recorded allowance for credit losses at December 31, 2024.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was no foreclosed real estate at December 31, 2025 and December 31, 2024. The Company did not have repossessed assets at December 31, 2025 and December 31, 2024.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs as well as management judgment and estimation. Mortgage servicing rights amounted to $163,000 and $177,000 at December 31, 2025 and December 31, 2024, respectively, and were included as a component of other assets on the consolidated statements of financial condition.

For assets measured at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2025 and 2024 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At December 31, 2025
Mortgage servicing rights	$163	$—	$—	$163
Collateral-dependent loan	131	—	—	131

At December 31, 2024
Mortgage servicing rights	$177	$—	$—	$177

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At December 31, 2025
Mortgage servicing rights	$163	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	4.04 - 7.68 years	5.86 years

Collateral-dependent loan	131	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%

At December 31, 2024
Mortgage servicing rights	177	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	5.17 - 6.17 years	5.67 years

(1)
The fair value is based on a discounted cash flow model. The model’s key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loan.
(2)
Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(3)
The fair value basis of collateral-dependent loans may be adjusted to reflect estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at December 31, 2025
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$64,280	$64,280	$64,280	$—	$—
Securities	56,138	56,138	—	56,138	—
Federal Home Loan Bank stock	673	673	—	673	—
Loans receivable, net	555,441	547,492	—	—	547,492
Accrued interest receivable	3,007	3,007	—	3,007	—
Bank-owned life insurance	31,525	31,525	—	31,525	—
Mortgage servicing rights	163	163	—	—	163
Financial liabilities:
Deposits	573,277	572,772	—	572,772	—
Accrued interest payable	58	58	—	58	—

	Fair Value Measurements at December 31, 2024
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,131	$33,131	$33,131	$—	$—
Securities	56,495	56,495	73	56,422	—
Federal Home Loan Bank stock	1,157	1,157	—	1,157	—
Loans receivable, net	544,620	525,728	—	—	525,728
Accrued interest receivable	2,819	2,819	—	2,819	—
Bank-owned life insurance	29,340	29,340	—	29,340	—
Mortgage servicing rights	177	177	—	—	177
Financial liabilities:
Deposits	572,978	572,082	—	572,082	—
Long-term debt	10,250	10,199	—	10,199	—
Accrued interest payable	99	99	—	99	—

Note 14 - Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. The Company is exempt from consolidated capital requirements as those requirements do not apply to bank holding companies with consolidated assets under $3 billion.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If a bank becomes undercapitalized, its regulator must take certain supervisory actions under prompt corrective action regulations, and such actions could have a direct material effect on the institution's financial statements. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) ratio of 5.0% or greater, a common equity Tier 1 ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a total risk-based capital ratio of 10.0% or greater.

The federal banking agencies have developed a minimum Community Bank Leverage Ratio ("CBLR") (which represents a bank's tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the CBLR in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum CBLR at 9.00%. The Bank elected to be subject to the CBLR when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time.

As of December 31, 2025 and 2024, the Bank's Community Bank Leverage Ratio was 16.65% and 13.83%, respectively, so it was deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. Volatile earnings, along with other qualitative factors and changes to regulatory mandates, could significantly impact the Bank’s capital adequacy. The most recent notification from the FDIC categorized the Bank as “well capitalized” and there have been no conditions or events since that notification that management believes have changed the Bank’s categorization.

Actual and required capital amounts and ratios are presented below as of December 31, 2025 and December 31, 2024.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
	Capital Amount	Ratio	Capital Amount	Ratio
	(Dollars in thousands)		(Dollars in thousands)
2025
Tier 1 Capital to average total assets
Lake Shore Bank	$124,696	16.65%	67,399	9.00%

2024
Tier 1 Capital to average total assets
Lake Shore Bank	$97,244	13.83%	63,271	9.00%

Note 15 – Earnings per Share

Earnings per share was calculated for the years ended December 31, 2025 and 2024, in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP. Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows. Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

	Years Ended December 31,
	2025	2024
Numerator – net income	$7,269,000	$4,931,000
Denominator:
Basic weighted average shares outstanding	7,510,235	7,617,009
Increase in weighted average shares outstanding due to:
Stock options(1)	9,180	—
Diluted weighted average shares outstanding(1)	7,519,415	7,617,009

Earnings per share:
Basic	$0.97	$0.65
Diluted	$0.97	$0.65

(1)
Weighted average stock options to purchase 2,721 shares under the Company's 2025 Equity Incentive Plan ("2025 EIP") at $14.85 were outstanding during the year ended December 31, 2025 and were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. Weighted average stock options to purchase 47,069 shares under the Company's 2006 Stock Option Plan and 23,795 shares under the Company's 2012 Equity Incentive Plan ("2012 EIP") at $10.61 and $7.89, respectively, were outstanding during the year ended December 31, 2024 and were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive.

Note 16 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There was a $361,000 and $316,000 allowance for credit losses associated with these commitments at December 31, 2025 and December 31, 2024, respectively.

The following commitments to extend credit were outstanding as of the dates specified:

	Commitment Amount
	December 31,	December 31,
	2025	2024
	(Dollars in thousands)

Commitments to grant loans	$17,644	$3,098
Unfunded commitments to fund loans and lines of credit	92,748	96,711
Commercial and Standby letters of credit	720	765

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

Note 17 – Parent Company Only Financial Information

The following condensed financial statements summarize the financial position and results of operations and cash flows of the parent bank holding company, Lake Shore Bancorp, Inc., as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024.

Statements of Financial Condition

	December 31,
	2025	2024
	(Dollars in thousands)
Assets
Cash and due from banks	$19,318	$906
Investment in subsidiary	116,993	87,281
ESOP loan receivable	4,961	1,224
Other assets	540	607
Total assets	$141,812	$90,018

Liabilities and Stockholders' Equity
Other liabilities	173	150
Total stockholders' equity	141,639	89,868
Total liabilities and stockholders' equity	$141,812	$90,018

Statements of Income

	For the Years Ended
	December 31,
	2025	2024
	(Dollars in thousands)
Interest Income	$229	$98
Other	6	6
Total Income	235	104
Non-interest Expenses	427	489
Loss before income taxes and equity in undistributed net income of subsidiary	(192)	(385)
Income tax benefit	(69)	(99)
Loss before undistributed net income of subsidiary	(123)	(286)
Equity in undistributed net income of subsidiary	7,392	5,217
Net Income	$7,269	$4,931

Statements of Cash Flows

	For the Years Ended
	December 31,
	2025	2024
	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$7,269	$4,931
Adjustments to reconcile net income to net cash used in provided by operating activities:
ESOP shares committed to be released	263	99
Stock-based compensation expense	295	246
Increase in other assets	(137)	(426)
Increase in other liabilities	23	33
Equity in undistributed earnings of subsidiary	(7,392)	(5,217)
Net Cash Provided by (Used in) Operating Activities	321	(334)
Cash Flows from Investing Activities:
Repayment of 2006 ESOP loan	1,224	—
Origination of 2025 ESOP loan	(5,234)	—
Payments received on 2025 and 2006 ESOP loan, respectively	273	70
Investment in subsidiary	(23,642)	—
Net Cash (Used in) Provided by Investing Activities	(27,379)	70
Cash Flows from Financing Activities:
Purchase of common stock	(53)	(20)
Cash dividends paid	(1,676)	(1,082)
Proceeds from the sale of common stock, net of offering costs	47,199	—
Net Cash Provided by (Used in) Financing Activities	45,470	(1,102)
Net Increase (Decrease) in Cash and Cash Equivalents	18,412	(1,366)
Cash and Cash Equivalents - Beginning	906	2,272
Cash and Cash Equivalents - Ending	$19,318	$906

Note 18 – Treasury Stock and Repurchases to Authorized and Unissued

Share and per share information disclosed herein which relate to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio (1.3549) applied in the Conversion.

The Company's previous stock repurchase program adopted on August 13, 2021 was terminated effective July 18, 2025 in connection with the Conversion, and 1,459,691 shares of common stock held in treasury at a cost of $13.1 million were retired. During the year ended December 31, 2025, the Company transferred 36,849 shares of common stock out of treasury stock under the 2025 Equity Incentive Plan, at an average cost of $6.93 per share, to fund awards that had been granted under the plan. During the year ended December 31, 2025, the Company repurchased 4,517 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.58 per share. Following the second step conversion, shares repurchased for the purpose of remitting payroll taxes are repurchased into common stock authorized and unissued in accordance with the Company's incorporation in the State of Maryland.

During the year ended December 31, 2024, the Company did not repurchase any shares of common stock under the existing stock repurchase program. During the year ended December 31, 2024, the Company transferred 70,796 shares of common stock out of treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $6.93 per share, to fund awards that had been granted under the plan. During the year ended December 31, 2024, there were 2,227 shares transferred back into treasury stock reserved for the 2012 Equity Incentive Plan, at an average cost of $6.93 per share due to forfeitures. The Company repurchased 2,263 shares upon the vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $8.72 per share, during the year ended December 31, 2024.

On October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock. Share repurchases under the plan may occur following the one-year anniversary of the Conversion, or on July 20, 2026. All share repurchases made after the Conversion will be repurchased into common stock authorized and unissued.

Note 19 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of comprehensive income (loss) herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income (loss) for the periods presented:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Pre-Tax Amount	Tax (Expense) / Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized gains (losses) arising during the period	$2,876	$(604)	$2,272	$(726)	$152	$(574)
Less: reclassification adjustment related to:
Gain on sale of securities included in net income	(10)	2	(8)	—	—	$—
Recovery on previously impaired investment securities included in net income	(4)	1	(3)	(6)	1	$(5)
Total Other Comprehensive Income (Loss)	$2,862	$(601)	$2,261	$(732)	$153	$(579)

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	For the Years Ended December 31,		on the Consolidated
Components	2025	2024	Statements of Income
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Gain on sale of securities included in net income	$(10)	$—	Gain on sale of securities available for sale
Recovery on previously impaired investment securities	(4)	(6)	Recovery on previously impaired investment securities
Provision for income tax expense	3	1	Income tax expense
Total reclassification for the period	$(11)	$(5)	Increase to Net Income

Note 20 – Revenue Recognition

The Company’s non-interest revenue streams primarily result from services it provides to its deposit customers. When a customer makes a deposit, the Company records a liability because the Company has an obligation to deliver funds to its customer on demand. A contract between the Company and a deposit account customer is typically documented in writing and is often terminable at will by the customer alone or by both the customer and the Company without penalty. The term of a deposit contract between a customer and the Company will likely be day-to-day or minute-to-minute, and the termination clause is likely similar to a renewal right where each day or minute represents the renewal of the contract. The

Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.

Debit Card Fees

Debit card fees are primarily comprised of interchange fees earned whenever the Company’s debit cards are used to purchase goods or services from a merchant via a card payment network, such as Mastercard. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value. The Company’s performance obligations for interchange income are largely satisfied and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately.

Service Charges on Deposit Accounts

Service charges and fees on deposit accounts consist of transaction-based fees, account maintenance fees, and overdraft service fees for various retail and business deposit customers. Transaction-based fees, such as stop payment charges, are recognized at the time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn directly from the customer’s account balance.

Fees and Other Service Charges

Fees and other service charges are primarily comprised of ATM fees, merchant services income, and other service charges. ATM fees are comprised of fees earned whenever a Company’s ATM or debit card is used at an out-of-network ATM or a non-Company cardholder uses a Company ATM. ATM fees represent a fixed fee for the convenience to cardholders for accessibility of funds. Merchant services income mainly represents fees charged to merchants serviced by a third party vendor under contract with the Company for debit or credit card processing and represents a percentage of the underlying transaction value. Other service charges include revenue from services provided to our retail or business customers which may include fees for wire transfer processing, bill pay services, cashier’s checks and other services. The Company’s performance obligations for fees and other service charges are largely satisfied and related revenue recognized, when the services are rendered or upon completion. Payment is typically immediately or in the following month.

Other

Other non-interest income consists of safe deposit rental fees. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. The Company determined that since safe deposit rentals and renewals occur fairly consistently over time, revenue is recognized on a basis consistent with the duration of the performance obligation.

Contract Balances

The Company’s non-interest revenue streams are largely based on transactional activity. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers and therefore does not experience significant contract balances. As of December 31, 2025 and 2024, the Company did not have any significant contract balances.

The following presents non-interest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2025 and 2024:

	For the years ended December 31,
	2025	2024
	(Dollars in thousands)
Non-Interest Income
In-Scope of Topic 606:
Debit card fees	$780	$816
Service charges on deposit accounts	652	722
Fees and other service charges	119	126
Other	28	31
Non-interest Income (in-scope of Topic 606)	1,579	1,695
Non-interest Income (out of scope of Topic 606)	1,694	1,609
Total Non-Interest Income	$3,273	$3,304