Form 10-Q
period 2026-03-31
Lake Shore Bancorp, Inc. /MD/
filed 2026-05-12
CIK 2059653

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 7,862,790 shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 7, 2026.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	March 31,	December 31,
	2026	2025
	(Dollars in thousands, except per share data)
	(Unaudited)
Assets
Cash and due from banks	$2,948	$3,035
Interest-earning deposits	58,659	61,245
Cash and Cash Equivalents	61,607	64,280
Securities available for sale, at fair value	54,179	56,138
Federal Home Loan Bank stock, at cost	677	673
Loans receivable, net of allowance for credit losses of $4,799 in 2026 and $4,884 in 2025	553,879	555,441
Premises and equipment, net	6,915	7,050
Accrued interest receivable	3,005	3,007
Bank-owned life insurance	31,766	31,525
Other assets	9,983	9,209
Total Assets	$722,011	$727,323
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest-bearing	$475,606	$477,174
Non-interest-bearing	91,014	96,103
Total Deposits	566,620	573,277
Advances from borrowers for taxes and insurance	2,355	3,046
Other liabilities and accrued interest payable	10,658	9,361
Total Liabilities	579,633	585,684
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized at March 31, 2026; no shares issued or outstanding at March 31, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized at March 31, 2026 and December 31, 2025; 7,863,388 shares issued and outstanding at March 31, 2026, including 95,485 unvested shares, and 7,836,100 shares issued and outstanding at December 31, 2025, including 80,094 unvested shares	79	78
Additional paid-in capital	65,694	65,577
Unearned shares held by ESOP	(4,662)	(4,711)
Retained earnings	89,659	88,398
Accumulated other comprehensive loss	(8,392)	(7,703)
Total Stockholders' Equity	142,378	141,639
Total Liabilities and Stockholders' Equity	$722,011	$727,323

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except per share data)
	(Unaudited)
Interest Income
Loans, including fees	$8,232	$7,752
Investment securities, taxable	156	164
Investment securities, tax-exempt	198	217
Interest-earning deposits	469	234
Total Interest Income	9,055	8,367
Interest Expense
Deposits	2,372	2,842
Long-term debt	—	50
Finance Lease and Other	23	10
Total Interest Expense	2,395	2,902
Net Interest Income	6,660	5,465
Provision for Credit Losses	(113)	48
Net Interest Income After Provision for Credit Losses	6,773	5,417
Non-Interest Income
Service charges and fees	250	237
Debit card fees	181	187
Earnings on bank-owned life insurance	242	216
Gain on equity securities	—	46
Recovery on previously impaired investment securities	—	1
Earnings on annuity assets	16	22
Other	14	15
Total Non-Interest Income	703	724
Non-Interest Expense
Salaries and employee benefits	3,306	2,915
Occupancy and equipment	719	676
Data processing	361	459
Professional services	261	314
Telephone and communications	75	92
FDIC insurance	78	72
Postage and supplies	70	80
Advertising	8	11
Other	245	259
Total Non-Interest Expense	5,123	4,878
Income before Income Taxes	2,353	1,263
Income Tax Expense	430	206
Net Income	$1,923	$1,057
Basic and diluted earnings per common share	$0.26	$0.14
Dividends declared per share	$0.09	$0.13

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
Net Income	$1,923	$1,057
Other Comprehensive (Loss) income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(689)	14
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	—	(1)
Total Other Comprehensive (Loss) Income	(689)	13
Total Comprehensive Income	$1,234	$1,070

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2026 and 2025 (Unaudited)

			Unearned		Accumulated
		Additional	Shares		Other
	Common	Paid-In	Held by	Retained	Comprehensive
	Stock	Capital	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2026	$78	$65,577	$(4,711)	$88,398	$(7,703)	$141,639
Net income	—	—	—	1,923	—	1,923
Other comprehensive loss, net of tax benefit of $184	—	—	—	—	(689)	(689)
ESOP shares earned (5,143 shares)	—	29	49	—	—	78
Compensation plan shares earned (8,833 shares)	1	120	—	—	—	121
Cash dividends declared ($0.09 per share)	—	—	—	(662)	—	(662)
Common stock repurchased to authorized and unissued on vesting for payroll taxes (2,102 shares)	—	(32)	—	—	—	(32)
Balance - March 31, 2026	$79	$65,694	$(4,662)	$89,659	$(8,392)	$142,378

See notes to unaudited consolidated financial statements.

				Unearned		Accumulated
		Additional		Shares		Other
	Common	Paid-In	Treasury	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2025	$68	$31,201	$(13,304)	$(938)	$82,805	$(9,964)	$89,868
Net income	—	—	—	—	1,057	—	1,057
Other comprehensive income, net of tax expense of $3	—	—	—	—	—	13	13
ESOP shares earned (2,688 shares)	—	10	—	21	—	—	31
Compensation plan shares granted (36,849 shares)	—	(256)	256	—	—	—	—
Compensation plan shares earned (10,586 shares)	—	89	—	—	—	—	89
Cash dividends declared ($0.13 per share)	—	—	—	—	(361)	—	(361)
Common stock repurchased to treasury on vesting for payroll taxes (2,914 shares)	—	—	(35)	—	—	—	(35)
Balance - March 31, 2025	$68	$31,044	$(13,083)	$(917)	$83,501	$(9,951)	$90,662

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,923	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	16	18
Net amortization of deferred loan costs	93	63
Provision for credit losses	(113)	48
Recovery on previously impaired investment securities	—	(1)
Unrealized gain on equity securities	—	(46)
Depreciation and amortization of premises and equipment	143	156
Deferred income tax benefit	(54)	(92)
Increase in annuity asset	(16)	(22)
Increase in cash surrender value of bank-owned life insurance	(242)	(216)
ESOP shares committed to be released	78	31
Stock based compensation expense	121	89
Decrease (increase) in accrued interest receivable	2	(111)
Increase in other assets	(520)	(243)
Increase (decrease) in other liabilities	1,359	(13)
Net Cash Provided by Operating Activities	2,790	718
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments, and calls	1,071	739
Redemptions of Federal Home Loan Bank of New York Stock	—	281
Purchases of Federal Home Loan Bank of New York Stock	(4)	—
Loan principal collections and originations, net	1,546	(7,122)
Proceeds from claim on and surrender of bank-owned life insurance	—	651
Additions to premises and equipment	(8)	(150)
Net Cash Provided by (Used In) Investing Activities	2,605	(5,601)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(6,657)	9,752
Net decrease in advances from borrowers for taxes and insurance	(691)	(902)
Repayment of long-term debt	—	(6,250)
Repayment of finance lease obligation	(26)	(24)
Shares of common stock repurchased on vesting for payroll taxes	(32)	(35)
Cash dividends paid	(662)	(361)
Net Cash (Used in) Provided by Financing Activities	(8,068)	2,180
Net Decrease in Cash and Cash Equivalents	(2,673)	(2,703)
CASH AND CASH EQUIVALENTS - BEGINNING	64,280	33,131
CASH AND CASH EQUIVALENTS - ENDING	$61,607	$30,428
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$2,401	$2,918
Income taxes paid (U.S. Federal)	$—	$—
Income taxes paid (NY State)	$—	$—
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(873)	$17
Accrued purchases of property and equipment	$—	$240

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

The interim unaudited consolidated financial statements included herein as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated statements of income for the three months ended March 31, 2026 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2026.

The Company's significant accounting policies followed in the preparation of the unaudited consolidated financial statements are disclosed in Note 2 of the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 and are contained in the Company's 2025 Annual Report on Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

Organizational Structure

Lake Shore Bancorp, Inc. is the parent holding company for Lake Shore Bank. Lake Shore Bancorp, Inc., a federal corporation ("Lake Shore Federal Bancorp") and the former parent mutual holding company, Lake Shore, MHC (the “MHC”) were formed on April 3, 2006 to serve as the savings and loan holding companies for Lake Shore Savings Bank, upon Lake Shore Savings Bank’s initial conversion and reorganization from a New York State chartered mutual savings and loan association to the federal mutual holding company form of organization.

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

As part of the Conversion transaction, outstanding shares of Lake Shore Federal Bancorp common stock owned by the public stockholders of Lake Shore Federal Bancorp (stockholders other than Lake Shore, MHC) as of July 18, 2025 were converted into shares of Lake Shore Bancorp's common stock based on an exchange ratio of 1.3549 shares of Lake Shore Bancorp's common stock for each share of Lake Shore Federal Bancorp common stock so that Lake Shore Federal Bancorp's existing public stockholders would own approximately the same percentage of Lake Shore Bancorp's common stock as they owned of Lake Shore Federal Bancorp's common stock immediately prior to the Conversion. A total of 7,825,501 shares of common stock were outstanding immediately following the completion of the stock offering.

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of March 31, 2026 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

As previously disclosed on a Current Report on Form 8-K, on April 22, 2026, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on May 13, 2026 to stockholders of record as of May 4, 2026.

Note 2 – New Accounting Standards

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,004	$—	$(84)	1,920
Municipal bonds	40,364	—	(7,699)	32,665
Mortgage-backed securities:
Collateralized mortgage obligations-private label	7	—	—	7
Collateralized mortgage obligations-government sponsored entities	8,217	—	(908)	7,309
Government National Mortgage Association	45	—	(1)	44
Federal National Mortgage Association	9,536	1	(1,211)	8,326
Federal Home Loan Mortgage Corporation	4,628	1	(722)	3,907
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$64,802	$2	$(10,625)	$54,179

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,004	$—	$(67)	$1,937
Municipal bonds	40,665	—	(6,825)	33,840
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	—	8
Collateralized mortgage obligations-government sponsored entities	8,649	—	(885)	7,764
Government National Mortgage Association	47	—	(2)	45
Federal National Mortgage Association	9,772	1	(1,236)	8,537
Federal Home Loan Mortgage Corporation	4,742	1	(737)	4,006
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$65,888	$2	$(9,752)	$56,138

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At March 31, 2026 and December 31, 2025, sixteen municipal bonds with an amortized cost of $4.7 million and fair value of $3.5 million and $3.6 million respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At March 31, 2026 and December 31, 2025, no securities were pledged as collateral to the Federal Reserve Bank ("FRB"), to the Federal Home Loan Bank of New York ("FHLBNY"), or for any other purposes.

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
March 31, 2026
U.S. government agencies	$—	$—	$1,920	$(84)	$1,920	$(84)
Municipal bonds	3,232	(78)	29,433	(7,621)	32,665	(7,699)
Mortgage-backed securities	—	—	19,527	(2,842)	19,527	(2,842)
	$3,232	$(78)	$50,880	$(10,547)	$54,112	$(10,625)

December 31, 2025
U.S. government agencies	$—	$—	$1,937	$(67)	$1,937	$(67)
Municipal bonds	—	—	32,794	(6,825)	32,794	(6,825)
Mortgage-backed securities	—	—	20,285	(2,860)	20,285	(2,860)
	$—	$—	$55,016	$(9,752)	$55,016	$(9,752)

As of March 31, 2026, the Company's investment portfolio included fifteen debt securities in the "unrealized losses less than twelve months" category and 154 debt securities in the "unrealized losses twelve months or more" category. As of December 31, 2025, the Company's investment portfolio included no debt securities in the "unrealized losses less than twelve months" category and 164 debt securities in the "unrealized losses twelve months or more" category.

As of March 31, 2026, the Company had 169 debt securities with a fair value of $54.1 million in an unrealized loss position. As of December 31, 2025, the Company had 164 debt securities with a fair value of $55.0 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. In this review, the Company did not identify any credit risk, and therefore, no allowance for credit losses on securities available for sale was recorded as of March 31, 2026 or December 31, 2025. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $308,000 as of March 31, 2026 and $248,000 as of December 31, 2025 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the three months ended March 31, 2026 and 2025, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
March 31, 2026:
Less than one year	$643	$637
After one year through five years	3,272	3,151
After five years through ten years	12,518	11,105
After ten years	25,935	19,692
Mortgage-backed securities	22,433	19,593
Asset-backed securities	1	1
Total Debt Securities	$64,802	$54,179

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

Equity Securities

At January 1, 2025, the Company held 22,368 shares of Federal Home Loan Mortgage Corporation (“FHLMC”) common stock, included within securities, at fair value, on the consolidated statement of financial condition. During the year ended December 31, 2025, the Company sold these shares for proceeds of $223,000. Accordingly, the Company did not hold any equity securities at March 31, 2026. During the three months ended March 31, 2025, the Company recognized an unrealized gain of $46,000, on the equity securities, which was recorded in non-interest income in the consolidated statements of income. There were no purchases or sales of equity securities during the three months ended March 31, 2026 or 2025.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$147,275	$150,095
Home Equity	46,362	46,970
Commercial (2)	328,978	327,352
Total real estate loans	522,615	524,417
Other Loans:
Commercial	17,773	17,430
Consumer (3)	15,358	15,466
Total gross loans	555,746	557,313
Net deferred loan costs	2,932	3,012
Allowance for credit losses on loans	(4,799)	(4,884)
Loans receivable, net	$553,879	$555,441

(1)
There were no one- to four-family construction loans at March 31, 2026 or December 31, 2025.
(2)
Includes commercial construction loans of $23.3 million and $18.8 million at March 31, 2026 and December 31, 2025, respectively.
(3)
Includes overdraft protection of $26,000 and $24,000 as of March 31, 2026 and December 31, 2025, respectively.

Real estate loans of approximately $125.1 million and $116.8 million in unpaid principal balance were pledged as collateral for FHLBNY advances as of March 31, 2026 and December 31, 2025, respectively.

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

Accrued interest on loans of $2.6 million and $2.7 million at March 31, 2026 and December 31, 2025, respectively, is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

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

Included in the Real Estate Loans for residential, one-to four-family and commercial real estate are loans to finance the construction of either one- to four-family owner occupied homes or commercial real estate. At the end of the construction period, the loan automatically converts to either a one- to four-family residential mortgage or a commercial real estate mortgage, as applicable. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion compared to the actual cost of construction. The Company limits its risk during construction as disbursements are not made until the required work for each advance has been completed and an updated lien search is performed. The completion of the construction progress is verified by a Company loan officer or inspections performed by an independent appraisal firm or other third party. Construction loans also expose us to the risk of construction delays which may impair the borrower’s ability to repay the loan.

The following tables detail the changes in the allowance for credit losses by loan segment as well as the distribution of the allowance for credit losses and gross loans receivable by loan segment and impairment method at or for the three months ended March 31, 2026 and 2025.

	Real Estate Loans			Other Loans
	One- to Four-Family (1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2026
Allowance for Credit Loss on Loans
Balance - January 1, 2026	$721	$100	$3,916	$140	$7	$4,884
Charge-offs	—	—	—	—	(9)	(9)
Recoveries	—	—	—	—	1	1
Provision for credit losses	66	(5)	(173)	27	8	(77)
Balance – March 31, 2026	$787	$95	$3,743	$167	$7	$4,799
Ending balance: individually evaluated	$15	$—	$—	$—	$—	$15
Ending balance: collectively evaluated	$772	$95	$3,743	$167	$7	$4,784

Gross Loans Receivable (3):
Ending balance	$147,275	$46,362	$328,978	$17,773	$15,358	$555,746
Ending balance: individually evaluated	$1,407	$57	$86	$—	$—	$1,550
Ending balance: collectively evaluated	$145,868	$46,305	$328,892	$17,773	$15,358	$554,196

(1)
There were no one-to four-family construction loans at March 31, 2026.
(2)
Includes commercial construction loans of $23.3 million at March 31, 2026.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(4,799) or net deferred loan costs of $2,932.

	Real Estate Loans			Other Loans
	One- to Four-Family (1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
March 31, 2025
Allowance for Credit Loss on Loans
Balance- January 1, 2025	$390	$137	$4,171	$421	$14	$5,133
Charge-offs	—	—	—	—	(7)	(7)
Recoveries	4	—	—	—	1	5
Provision for credit losses	320	(20)	26	(290)	3	39
Balance – March 31, 2025	$714	$117	$4,197	$131	$11	$5,170
Ending balance: individually evaluated	$—	$—	$—	$—	$3	$3
Ending balance: collectively evaluated	$714	$117	$4,197	$131	$8	$5,167
Gross Loans Receivable (3):
Ending balance	$157,880	$47,238	$323,546	$14,794	$10,173	$553,631
Ending balance: individually evaluated	$1,451	$651	$1,337	$—	$3	$3,442
Ending balance: collectively evaluated	$156,429	$46,587	$322,209	$14,794	$10,170	$550,189

(1)
There were no one-to four-family construction loans at March 31, 2025.
(2)
Includes commercial construction loans of $19.6 million at March 31, 2025.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,170) or net deferred loan costs of $3,179.

The following table summarizes the distribution of the allowance for credit losses and loans receivable by loan segment and impairment method as of December 31, 2025:

	Real Estate Loans			Other Loans
	One- to Four-Family (1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)

December 31, 2025
Allowance for Credit Losses on Loans
Balance – December 31, 2025	$721	$100	$3,916	$140	$7	$4,884
Ending balance: individually evaluated	$6	$—	$—	$—	$—	$6
Ending balance: collectively evaluated	$715	$100	$3,916	$140	$7	$4,878

Gross Loans Receivable (3):
Ending Balance	$150,095	$46,970	$327,352	$17,430	$15,466	$557,313
Ending balance: individually evaluated	$1,493	$62	$89	$—	$—	$1,644
Ending balance: collectively evaluated	$148,602	$46,908	$327,263	$17,430	$15,466	$555,669

(1)
There were no one- to four-family construction loans at December 31, 2025.
(2)
Includes commercial construction loans of $18.8 million at December 31, 2025.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(4,884) or deferred loan costs of $3,012.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statements of financial condition, with adjustments to the reserve recognized in the provision for credit losses on the unaudited consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three months ended March 31, 2026 and the three months ended March 31, 2025 was as follows:

For the three months ended March 31, 2026
(Dollars in thousands)
Balance at December 31, 2025	$361
Provision for credit losses	(36)
Balance at March 31, 2026	$325

For the three months ended March 31, 2025
(Dollars in thousands)
Balance at December 31, 2024	$314
Provision for credit losses	9
Balance at March 31, 2025	$323

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at March 31, 2026 and December 31, 2025.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	March 31,	December 31,	March 31,	December 31,
	2026	2025	2026	2025
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$1,437	$1,525	$1,236	$1,388
Home Equity	62	66	62	66
Commercial Real Estate (2)	86	89	86	89
Other Loans:
Commercial	—	—	—	—
Consumer	—	—	—	—
Total loans	$1,585	$1,680	$1,384	$1,543

(1)
There were no non-accrual one- to four-family construction loans at March 31, 2026 or December 31, 2025.
(2)
There were no non-accrual commercial construction loans at March 31, 2026 or December 31, 2025.

There was no interest income recognized on non-accrual loans during the three months ended March 31, 2026 and the three months ended March 31, 2025. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
March 31, 2026:
Real Estate Loans:
Residential, one- to four-family (1)	$804	$—	$603	$1,407	$145,868	$147,275
Home equity	—	173	—	173	46,189	46,362
Commercial (2)	—	—	86	86	328,892	328,978
Other Loans:
Commercial	—	—	—	—	17,773	17,773
Consumer	—	—	—	—	15,358	15,358
Total	$804	$173	$689	$1,666	$554,080	$555,746

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2025:
Real Estate Loans:
Residential, one- to four-family (1)	$788	$27	$674	$1,489	$148,606	$150,095
Home equity	447	137	—	584	46,386	46,970
Commercial (2)	—	—	89	89	327,263	327,352
Other Loans:
Commercial	—	—	—	—	17,430	17,430
Consumer	5	—	—	5	15,461	15,466
Total	$1,240	$164	$763	$2,167	$555,146	$557,313

(1)
There were no past due one- to four-family construction loans at March 31, 2026 or December 31, 2025.
(2)
There were no past due commercial construction loans at March 31, 2026 or December 31, 2025.

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of March 31, 2026 and December 31, 2025 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Real Estate	Assets	Land	Real Estate	Other	Loans
March 31, 2026:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,437	$—	$—	$—	$—	$1,437
Home Equity	62	—	—	—	—	62
Commercial	—	—	—	86	—	86
Total	$1,499	$—	$—	$86	$—	$1,585
December 31, 2025:
Real Estate Loans:
Residential, one- to four-family	$1,525	$—	$—	$—	$—	$1,525
Home Equity	66	—	—	—	—	66
Commercial	—	—	—	89	—	89
Total	$1,591	$—	$—	$89	$—	$1,680

There was an allowance for credit losses of $15,000 and $6,000 recorded on the above noted collateral-dependent loans secured by residential real estate as of March 31, 2026 and December 31, 2025, respectively.

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

The following table presents gross loans by credit quality indicator by origination year at March 31, 2026 as well as gross charge-offs by year of origination for the three months ended March 31, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
March 31, 2026:	(Dollars in thousands)
Residential, one-to four-family (1):
Pass	$315	$4,414	$4,989	$10,107	$29,615	$95,764	$—	$145,204
Substandard	—	—	—	190	311	1,570	—	2,071
Doubtful	—	—	—	—	—	—	—	—
Total	$315	4,414	$4,989	$10,297	$29,926	$97,334	$—	$147,275
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity (2):
Pass	$159	$614	$27	$1,902	$1,640	$377	$41,300	46,019
Substandard	—	—	—	—	—	—	343	343
Doubtful	—	—	—	—	—	—	—	—
Total	$159	$614	$27	$1,902	$1,640	$377	$41,643	$46,362
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate (3):
Pass	$16,208	$34,385	$36,093	$19,240	$75,289	$138,242	$424	$319,881
Special mention	—	—	—	399	—	857	—	1,256
Substandard	—	—	—	—	—	7,841	—	7,841
Doubtful	—	—	—	—	—	—	—	—
Total	$16,208	$34,385	$36,093	$19,639	$75,289	$146,940	$424	$328,978
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$650	$4,134	$1,101	$675	$1,424	$1,440	$5,569	$14,993
Special mention	—	—	—	—	—	37	—	37
Substandard	—	—	—	—	—	1,787	956	2,743
Doubtful	—	—	—	—	—	—	—	—
Total	$650	$4,134	$1,101	$675	$1,424	$3,264	$6,525	$17,773
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$846	$13,954	$98	$35	$42	$168	$214	$15,357
Substandard	—	—	—	—	—	—	1	1
Doubtful	—	—	—	—	—	—	—	—
Total	$846	$13,954	$98	$35	$42	$168	$215	$15,358
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$9	$9

(1)
There were no one- to four-family construction loans at March 31, 2026.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans at March 31, 2026.

The following table presents gross loans by credit quality indicator by origination year at December 31, 2025 as well as gross charge-offs by year of origination for the year ended December 31, 2025:

	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
December 31, 2025:	(Dollars in thousands)
Residential, one-to four-family (1):
Pass	$4,434	$5,068	$10,308	$30,091	$24,701	$73,327	$—	$147,929
Substandard	—	—	190	315	399	1,262	—	2,166
Doubtful	—	—	—	—	—	—	—	—
Total	$4,434	5,068	$10,498	$30,406	$25,100	$74,589	$—	$150,095
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity (2):
Pass	$627	$28	$2,007	$1,721	$58	$352	$41,698	46,491
Substandard	—	—	—	—	—	—	479	479
Doubtful	—	—	—	—	—	—	—	—
Total	$627	$28	$2,007	$1,721	$58	$352	$42,177	$46,970
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate (3):
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
(3)
Includes commercial construction loans at December 31, 2025.

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

There were no loans modified to borrowers experiencing financial difficulty during the three months ended March 31, 2026 or 2025.

There were no modified loans that were past due or on non-accrual as of March 31, 2026 or December 31, 2025.

There were no loans to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and 2025 that had a payment default and were modified in the twelve months prior.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from amortized cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was no foreclosed real estate at March 31, 2026, and December 31, 2025. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $706,000 at March 31, 2026 and $491,000 at December 31, 2025.

Note 5 - Deposits

Deposits consist of the following at the dates indicated:

	March 31, 2026		December 31, 2025

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$91,014	—%	$96,103	—%
Interest bearing	65,202	0.09%	62,346	0.09%
Money market accounts	151,895	1.92%	159,212	1.91%
Savings accounts	51,468	0.07%	51,788	0.07%
Time deposits	207,041	3.27%	203,828	3.44%
Total deposits	$566,620	1.73%	$573,277	1.77%

Note 6 – Earnings per Share

Earnings per share was calculated for the three months ended March 31, 2026 and 2025, in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the ESOP. Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows. Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

	Three Months Ended March 31,
	2026	2025
Numerator – net income	$1,923,000	$1,057,000
Denominator:
Basic weighted average shares outstanding	7,349,045	7,650,171
Increase in weighted average shares outstanding due to:
Stock options(1)	16,163	5,757
Diluted weighted average shares outstanding(1)	7,365,208	7,655,927

Earnings per share:
Basic	$0.26	$0.14
Diluted	$0.26	$0.14

(1)
Weighted average stock options to purchase 43,175 shares under the Company's 2025 Equity Incentive Plan ("2025 EIP") at $14.85 were outstanding during the three months ended March 31, 2026 and were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. All stock options outstanding during the three months ended March 31, 2025 were included in the calculation of diluted earnings per share as none had anti-dilutive effects.

Note 7 – Commitments to Extend Credit

The Company has commitments to extend credit with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.

The Company’s exposure to credit loss is represented by the contractual amount of these commitments. There was a $325,000 and $361,000 allowance for credit losses associated with these commitments at March 31, 2026 and December 31, 2025, respectively.

The following commitments to extend credit were outstanding as of the dates specified:

	Commitment Amount
	March 31,	December 31,
	2026	2025
	(Dollars in thousands)

Commitments to grant loans	$16,535	$17,644
Unfunded commitments to fund loans and lines of credit	98,083	92,748
Commercial and Standby letters of credit	181	720

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

Note 8 – Stock-based Compensation

As of March 31, 2026, the Company had four active stock-based compensation plans, which are described below. The compensation cost related to these plans was $199,000 and $120,000 for the three months ended March 31, 2026 and 2025, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

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

A summary of the status of the Stock Option Plan during the three months ended March 31, 2026 and 2025 is presented below:

	2026			2025
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	37,696	$10.61		37,696	$10.61
Outstanding at end of period	37,696	10.61	0.6 years	37,696	10.61	1.6 years
Options exercisable at end of period	37,696	$10.61	0.6 years	37,696	$10.61	1.6 years

:At March 31, 2026, stock options granted under this plan had an intrinsic value of $172,000 and there were no remaining options available for grant under the Stock Option Plan. At March 31, 2026, all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

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

A summary of the status of unvested restricted stock awards under the 2012 EIP for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31, 2026	Weighted Average Grant Price (per Share)	For the Three Months Ended March 31, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	32,538	$7.91	77,231	$8.19
Vested	—	—	(7,036)	11.04
Unvested shares outstanding at end of period	32,538	$7.91	70,195	$7.90

As of March 31, 2026, there were 209,105 shares of restricted stock vested or distributed to eligible participants under the 2012 EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to restricted stock awards under the EIP amounted to $22,000 and $80,000 for the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026, $178,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 25.1 months.

A summary of the status of stock options under the 2012 EIP for the three months ended March 31, 2026 and 2025 is presented below:

	2026				2025
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	17,749	$8.68	$106,000		17,749	$8.68	$28,000
Outstanding at end of period	17,749	$8.68	$115,000	5.9 years	17,749	$8.68	$53,000	6.9 years

Options exercisable at end of period	7,661	$9.71	$42,000	3.0 years	5,140	$10.61	$5,000	1.6 years

Compensation expense related to unvested stock options under the 2012 EIP amounted to $1,000 for the three months ended March 31, 2026 and 2025. At March 31, 2026, $17,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 3.1 years. During April 2024, the Company granted all remaining options available under the 2012 EIP. The 2012 EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

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

The Compensation Committee of the Board of Directors granted restricted stock awards under the 2025 EIP during the three months ended March 31, 2026 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 18, 2026	4,349	100% on March 18, 2027	$14.57	Non-employee directors
March 18, 2026	25,041	25% per year for four years with first vesting on March 18, 2027	$14.57	Employees

A summary of the status of unvested restricted stock awards under the 2025 EIP for the three months ended March 31, 2026 is as follows:

	At March 31, 2026	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	47,556	$12.36
Granted	29,390	14.57
Vested	(13,999)	11.64
Unvested shares outstanding at end of period	62,947	$13.55

As of March 31, 2026, there were 13,999 shares of restricted stock vested or distributed to eligible participants under the 2025 EIP. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $91,000 for the three months ended March 31, 2026 and $8,000 for the three months ended March 31, 2025. At March 31, 2026, $794,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 34.5 months.

A summary of the status of stock options under the 2025 EIP for the three months ended March 31, 2026 is presented below:

	2026
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	43,175	$14.85
Outstanding at end of period	43,175	$14.85	$14,000	9.7 years
Options exercisable at end of period	—	$—	$—	—

Compensation expense related to unvested stock options under the 2025 EIP amounted to $7,000 for the three months ended March 31, 2026. At March 31, 2026 $105,000 of unrecognized cost related to unvested stock options is expected to be recognized over a period of 4.7 years. As of March 31, 2026 there were 286,349 shares available for grant under the 2025 EIP.

Employee Stock Ownership Plan

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 322,534 shares of stock on the open market at an average price of $7.90 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As part of the Conversion, the remaining balance of $1.2 million of the original 2006 ESOP loan was paid off and refinanced with a new loan to the ESOP. The Company utilized $4.0 million of the proceeds from the 2025 stock offering to extend a loan to the ESOP and the ESOP purchased 396,036 shares of stock in the new Company at an average cost of $10.00. As a result of the purchase of shares by the ESOP, total stockholders' equity of the Company was reduced by $4.0 million. As of March 31, 2026, the balance of the loan to the ESOP was $5.0 million and the fair value of unallocated shares was $7.5 million. As of March 31, 2026, there were 108,845 allocated shares and 493,724 unallocated shares compared to 111,292 allocated shares and 493,724 unallocated shares at December 31, 2025. The ESOP compensation expense was $78,000 for the three months ended March 31, 2026 and $31,000 for the three months ended March 31, 2025 based on 5,143 shares and 2,688 shares earned in each of those quarters, respectively.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of March 31, 2026 and December 31, 2025 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at March 31, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,920	$—	$1,920	$—
Municipal bonds	32,665	—	32,665	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	7	—	7	—
Collateralized mortgage obligations-government sponsored entities	7,309	—	7,309	—
Government National Mortgage Association	44	—	44	—
Federal National Mortgage Association	8,326	—	8,326	—
Federal Home Loan Mortgage Corporation	3,907	—	3,907	—
Asset-backed securities- government sponsored entities:	1	—	1	—
Total Debt Securities Available for Sale	$54,179	$—	$54,179	$—

	Fair Value Measurements at December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,937	$—	$1,937	$—
Municipal bonds	33,840	—	33,840	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	8	—
Collateralized mortgage obligations-government sponsored entities	7,764	—	7,764	—
Government National Mortgage Association	45	—	45	—
Federal National Mortgage Association	8,537	—	8,537	—
Federal Home Loan Mortgage Corporation	4,006	—	4,006	—
Asset-backed securities- government sponsored entities:	1	—	1	—
Total Debt Securities Available for Sale	$56,138	$—	$56,138	$—

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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company had two collateral-dependent loans with a recorded allowance for credit losses of $15,000 at March 31, 2026, and one collateral-dependent loan with a recorded allowance for credit losses of $6,000 as of December 31, 2025.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was no foreclosed real estate at March 31, 2026 and December 31, 2025. The Company did not have repossessed assets at March 31, 2026 and December 31, 2025.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $159,000 and $163,000 at March 31, 2026 and December 31, 2025, respectively, and were included as a component of other assets on the consolidated statements of financial condition.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At March 31, 2026
Mortgage servicing rights	$159	$—	$—	$159
Collateral-dependent loans	185	—	—	185

At December 31, 2025
Mortgage servicing rights	$163	$—	$—	$163
Collateral-dependent loan	131			131

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At March 31, 2026
Mortgage servicing rights	$159	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	3.79 - 7.30 years	5.54 years

Collateral-dependent loan	185	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%

At December 31, 2025
Mortgage servicing rights	$163	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	4.04 - 7.68 years	5.86 years

Collateral-dependent loan	131	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%

(1)
The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.
(2)
Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(3)
The fair value basis of collateral-dependent loans may be adjusted to reflect estimates of disposal costs including, but not necessarily limits to, real estate brokerage commissions, legal fees, and delinquent property taxes.

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at March 31, 2026
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$61,607	$61,607	$61,607	$—	$—
Securities	54,179	54,179	—	54,179	—
Federal Home Loan Bank stock	677	677	—	677	—
Loans receivable, net	553,879	548,302	—	—	548,302
Accrued interest receivable	3,005	3,005	—	3,005	—
Bank-owned life insurance	31,766	31,766	—	31,766	—
Mortgage servicing rights	159	159	—	—	159
Financial liabilities:
Deposits	566,620	565,832	—	565,832	—
Accrued interest payable	52	52	—	52	—

	Fair Value Measurements at December 31, 2025
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$64,280	$64,280	$64,280	$—	$—
Securities	56,138	56,138	—	56,138	—
Federal Home Loan Bank stock	673	673	—	673	—
Loans receivable, net	555,441	547,492	—	—	547,492
Accrued interest receivable	3,007	3,007	—	3,007	—
Bank-owned life insurance	31,525	31,525	—	31,525	—
Mortgage servicing rights	163	163	—	—	163
Financial liabilities:
Deposits	573,277	572,772	—	572,772	—
Accrued interest payable	58	58	—	58	—

Note 10 – Treasury Stock and Repurchases to Authorized and Unissued

Share and per share information disclosed herein which relate to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio (1.3549) applied in the Conversion.

The Company’s previous stock repurchase program adopted on August 13, 2021 was terminated effective July 18, 2025 in connection with the Conversion, and 1,459,691 shares of common stock held in treasury at a cost of $13.1 million were retired. During the three months ended March 31, 2026, the Company granted 29,390 shares of common stock under the 2025 Equity Incentive Plan, at an average cost of $14.57 per share, to fund awards that had been granted under the plan. During the three months ended March 31, 2026, the Company repurchased 2,102 shares upon vesting of shares under the 2025 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $15.43 per share. Following the second step conversion, shares repurchased for the purpose of remitting payroll taxes are repurchased into common stock authorized and unissued in accordance with the Company's incorporation in the State of Maryland.

During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock under the previous stock repurchase program. As of March 31, 2025, there were 41,495 shares remaining to be repurchased under the existing stock repurchase program. During the three months ended March 31, 2025, the Company transferred 36,849 shares of common stock out of treasury stock under the 2025 Equity Incentive Plan, at an average cost of $6.93 per share, to fund awards that had been granted under the plan. During the three months ended March 31, 2025, the Company repurchased 2,914 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.93 per share.

On October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock. Share repurchases under the plan may occur following the one-year anniversary of the Conversion, or on July 20, 2026. All share repurchases made after the Conversion will be repurchased into common stock authorized and unissued.

Note 11 – Other Comprehensive (Loss) Income

In addition to presenting the consolidated statements of other comprehensive (loss) income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive (loss) income for the periods presented:

	For the Three Months March 31, 2026			For the Three Months March 31, 2025
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax (Expense)	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(873)	$184	$(689)	$17	$(3)	$14
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	—	—	—	(1)	—	$(1)
Total Other Comprehensive (Loss) Income	$(873)	$184	$(689)	$16	$(3)	$13

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Loss	For the Three Months Ended March 31,		on the Consolidated
Components	2026	2025	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	—	(1)	Recovery on previously impaired investment securities
Total reclassification for the period	$—	$(1)	Increase to Net Income

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

Potential risks and uncertainties that could cause our actual results to differ from those anticipated in any forward-looking statements include, but are not limited to, those described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A of this Quarterly Report on Form 10-Q and the following:

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of March 31, 2026 compared to the consolidated financial condition as of December 31, 2025 and the consolidated results of operations for the three months ended March 31, 2026 and 2025.

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

As part of the Conversion transaction, each outstanding share of Lake Shore Federal Bancorp common stock owned by the public stockholders of Lake Shore Federal Bancorp (stockholders other than Lake Shore, MHC) as of July 18, 2025 were converted into shares of Lake Shore Bancorp's common stock based on an exchange ratio of 1.3549 shares of Lake Shore Bancorp's common stock for each share of Lake Shore Federal Bancorp common stock so that Lake Shore Federal Bancorp's existing public stockholders would own approximately the same percentage of Lake Shore Bancorp's common stock as they owned of Lake Shore Federal Bancorp's common stock immediately prior to the Conversion. A total of 7,825,501 shares of common stock were outstanding immediately following the completion of the stock offering.

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549).

Recent Events

As previously disclosed on a Current Report on Form 8-K, on April 22, 2026, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on May 13, 2026 to stockholders of record as of May 4, 2026.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in accordance with GAAP. As a result, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. Critical accounting estimates includes the areas where the Company has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Company's financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Significant accounting policies followed by the Company are presented in Note 2 - Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included within Part II. Item 8. of its Annual Report on Form 10-K for the year ended December 31, 2025, and in Note 1: Basis of Presentation and Significant Accounting Policies and Estimates in Part I. Item 1. of this Form 10-Q.

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

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. As of March 31, 2026 and December 31, 2025, the allowance for credit losses on loans totaled $4.8 million and $4.9 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of March 31, 2026 and December 31, 2025, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $3.7 million, or 78.0%, and $3.9 million, or 80.2%, respectively.

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

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $382,000, or 8.0%, representing a seven basis points increase in the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of March 31, 2026. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of March 31, 2026.

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

Average Balances, Interest and Average Yields. The following table sets forth certain information relating to our average balance sheets for each principal category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses, but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $93,000 and $63,000 for the three months ended March 31, 2026 and 2025, respectively. Interest income on securities does not include a tax equivalent adjustment for bank qualified municipal bonds.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2026			March 31, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$54,061	$469	3.47%	$23,562	$234	3.97%
Securities(1)	57,052	354	2.48%	57,804	381	2.64%
Loans, including fees	551,119	8,232	5.97%	545,561	7,752	5.68%
Total interest-earning assets	662,232	$9,055	5.47%	626,927	$8,367	5.34%
Other assets	53,328			51,656
Total assets	$715,560			$678,583

Interest-bearing liabilities:
Demand & NOW accounts	$62,384	$15	0.10%	$62,784	$15	0.10%
Money market accounts	156,226	735	1.88%	152,680	867	2.27%
Savings accounts	51,263	8	0.06%	53,541	9	0.07%
Time deposits	198,245	1,614	3.26%	208,804	1,951	3.74%
Total interest-bearing deposits	468,118	2,372	2.03%	477,809	2,842	2.38%
Borrowed funds & other interest-bearing liabilities	2,342	23	3.93%	6,237	60	3.85%
Total interest-bearing liabilities	470,460	$2,395	2.04%	484,046	$2,902	2.40%
Other non-interest bearing liabilities	102,013			103,593
Stockholders' equity	143,087			90,944
Total liabilities & stockholders' equity	$715,560			$678,583
Net interest income		$6,660			$5,465
Interest rate spread			3.43%			2.94%
Net interest margin			4.02%			3.49%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 2.85% and 3.04% for the three months ended March 31, 2026 and 2025, respectively. Yields above are not presented on a tax equivalent basis.

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

	Three Months Ended March 31, 2026
	Compared to
	Three Months Ended March 31, 2025
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(30)	$265	$235
Securities	(22)	(5)	(27)
Loans, including fees	397	83	480
Total interest-earning assets	345	343	688
Interest-bearing liabilities:
Demand & NOW accounts	—	—	—
Money market accounts	(149)	17	(132)
Savings accounts	(1)	—	(1)
Time deposits	(251)	(86)	(337)
Total deposits	(401)	(69)	(470)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	1	(38)	(37)
Total interest-bearing liabilities	(400)	(107)	(507)
Total change in net interest income	$745	$450	$1,195

As shown in the above tables, the increase in net interest income for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025 was primarily impacted by a decrease in the average interest rate paid on interest-bearing liabilities, an increase in the average yield of interest-earning assets, an increase in the average balance of interest-earning assets, and a decrease in the average balance of interest bearing-liabilities. The average interest rate paid on interest-bearing liabilities decreased 36 basis points from 2.40% during the three months ended March 31, 2025 to 2.04% during the three months ended March 31, 2026. The decrease in the average interest rate paid on interest-bearing liabilities during the three months ended March 31, 2026 was primarily due to a 35 basis points decrease in the average interest rate paid on interest-bearing deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates and time deposit repricing. The average yield earned on interest-earning assets increased 13 basis points from 5.34% during the three months ended March 31, 2025 to 5.47% during the three months ended March 31, 2026. The increase in the average yield of interest-earning assets was primarily due to a 29 basis points increase in the average yield on the loan portfolio when compared to the prior year period. The average balance of interest-earning assets increased by $35.3 million to $662.2 million for the three months ended March 31, 2026 as compared to $626.9 million for the three months ended March 31, 2025. The increase in average balance of interest-earning assets was primarily related to an increase in the average balance of interest-earning deposits as a result of funds received from the second step conversion not yet deployed. The average balance of interest-bearing liabilities decreased $13.6 million, from $484.0 million during the three months ended March 31, 2025 to $470.5 million during the three months ended March 31, 2026 as a result of decreases in the average balance of deposits of $9.7 million and in the balance of borrowed funds and other interest-bearing liabilities of $3.9 million. Net interest margin increased to 4.02% for the three months ended March 31, 2026 as compared to 3.49% for the same period of the prior year.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total assets at March 31, 2026 were $722.0 million, a decrease of $5.3 million, or 0.7%, as compared to $727.3 million at December 31, 2025 primarily due to decreases in cash and cash equivalents and securities, at fair value.

Cash and cash equivalents decreased by $2.7 million, or 4.2%, from $64.3 million at December 31, 2025 to $61.6 million at March 31, 2026. The decrease in cash and cash equivalents was primarily due to a decrease in deposits of $6.7 million, or 1.2%, partially offset by a decrease in loans receivable of $1.6 million, or 0.3%.

Securities, at fair value, decreased by $2.0 million, or 3.5%, from $56.1 million at December 31, 2025 to $54.2 million at March 31, 2026, primarily due to securities paydowns of $1.1 million and an $872,000 decrease in the market value of the securities.

Net loans receivable decreased during the three months ended March 31, 2026, as shown in the table below:

	At March 31,	At December 31,	Change
	2026	2025	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$147,275	$150,095	$(2,820)	(1.9)%
Home equity	46,362	46,970	(608)	(1.3)%
Commercial(2)	328,978	327,352	1,626	0.5%
Total real estate loans	522,615	524,417	(1,802)	(0.3)%
Other Loans:
Commercial	17,773	17,430	343	2.0%
Consumer	15,358	15,466	(108)	(0.7)%
Total gross loans	555,746	557,313	(1,567)	(0.3)%
Allowance for credit losses on loans	(4,799)	(4,884)	85	(1.7)%
Net deferred loan costs	2,932	3,012	(80)	(2.7)%
Loans receivable, net	$553,879	$555,441	$(1,562)	(0.3)%

(1)
There were no one- to four- family construction loans as of March 31, 2026 or December 31, 2025.
(2)
Includes commercial construction loans.

Net loans receivable decreased $1.6 million, or 0.3%, from $555.4 million at December 31, 2025 to $553.9 million at March 31, 2026. The decrease was primarily due to decreases in residential, one- to four-family real estate loans, home equity loans, and consumer loans, partially offset by increases in commercial real estate loans and commercial loans. During the three months ended March 31, 2026, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk while continuing to reduce our reliance on wholesale funding sources.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	For the Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$4,884	$5,133
Credit to provision for credit losses	(77)	39
Charge-offs:
Other loans:
Consumer	(9)	(7)
Total charge-offs	(9)	(7)
Recoveries:
Real estate loans:
Residential, one- to four-family	—	4
Other loans:
Consumer	1	1
Total recoveries	1	5
Net (charge-offs) recoveries	(8)	(2)
Balance at end of period	$4,799	$5,170

	At March 31,	At March 31,
	2026	2025
Average loans outstanding, including fees	$551,119	$545,561
Allowance for credit losses as a percent of loans at amortized cost	0.86%	0.93%
Allowance for credit losses as a percent of non-performing loans at amortized cost	302.76%	148.89%

When compared to December 31, 2025, the current modeled allowance for credit losses related to the loan portfolio decreased by approximately $85,000, or 1.74%, which was comprised of a decrease of $92,000 due to a decrease in reserve rate for the blended portfolio, partially offset by an increase of $7,000 related to an increase in loan balance for the commercial real estate and commercial loan pools. Such allowance for credit losses was calculated utilizing a discounted cash flow model as further described in Part I Item 1 - Note 1 - Basis of Presentation and Significant Accounting Policies and Estimates.

For the Three Months Ended March 31,
	2026	2025
Ratio of net charge-offs to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	—%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	(0.06)%	(0.13)%
Ratio of net charge-offs to average loans outstanding	—%	—%

For the three months ended March 31, 2026, consumer loan net charge-offs to average consumer loans outstanding, annualized, improved to (0.06)% from (0.13)% for the prior year period. This improvement was primarily driven by an increase in average consumer loans outstanding of $10.8 million for the three months ended March 31, 2026 when compared to the three months ended March 31, 2025.

	At March 31,	At December 31,
	2026	2025
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$1,437	$1,525
Home equity	62	66
Commercial(2)	86	89
Other loans:
Commercial	—	—
Consumer	—	—
Total non-accrual loans	1,585	1,680
Total non-performing loans	1,585	1,680
Foreclosed real estate	—	—
Total non-performing assets	$1,585	$1,680
Ratios:
Non-performing loans as a percent of total loans at amortized cost	0.28%	0.30%
Non-performing assets as a percent of total assets	0.22%	0.23%

(1) There were no one- to four-family construction loans at March 31, 2026 or December 31, 2025.

(2) Includes commercial construction loans.

Total non-performing assets decreased by $95,000, or 5.7%, to $1.6 million at March 31, 2026 from $1.7 million at December 31, 2025, due to a decrease in non-accrual loans of $95,000. The Company had no loans past due 90 days or more but still accruing at March 31, 2026 or December 31, 2025.

Other assets increased $774,000, or 8.4%, to $10.0 million at March 31, 2026 from $9.2 million at December 31, 2025 as a result of normal operations.

The table below shows changes in deposit balances by type of deposit account between March 31, 2026 and December 31, 2025:

	At March 31,	At December 31,	Change
	2026	2025	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$91,014	$96,103	$(5,089)	(5.3)%
Interest bearing	65,202	62,346	2,856	4.6%
Time deposits less than or equal to $250,000	176,761	174,211	2,550	1.5%
Money market	151,895	159,212	(7,317)	(4.6)%
Savings	51,468	51,788	(320)	(0.6)%
Total core deposits	536,340	543,660	(7,320)	(1.3)%
Non-core deposits
Time deposits greater than $250,000	30,280	29,617	663	2.2%
Total non-core deposits	30,280	29,617	663	2.2%
Total deposits	$566,620	$573,277	$(6,657)	(1.2)%

The decrease in total deposits was primarily due to a 4.6% decrease in money market accounts, a 5.3% decrease in non-interest bearing deposit accounts, and a 0.6% decrease in savings accounts, as a result of changes to customer demand for these types of deposit products. These decreases were partially offset by a 4.6% increase in interest bearing transaction accounts, a 1.5% increase in time deposits less than or equal to $250,000, and a 2.2% increase in time deposits greater than $250,000. The increase in interest bearing core deposits, core time deposits and time deposits greater than $250,000 was primarily due to an increase in customer demand for these types of deposit products as the result of the competitive interest rate environment. Our strategic focus remains centered on organic growth of deposits among our retail and commercial customers to reduce our reliance on wholesale funding and to strengthen customer relationships. At March 31, 2026 and December 31, 2025, our percentage of uninsured deposits to total deposits was 10.0% and 11.3%, respectively.

Total stockholders’ equity increased $739,000, or 0.5%, to $142.4 million at March 31, 2026 from $141.6 million at December 31, 2025. The increase in stockholders’ equity was primarily attributed to $1.9 million in net income earned during the three months ended March 31, 2026, partially offset by an increase in accumulated other comprehensive loss of $689,000 and dividends declared and paid of $662,000.

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025

General. Net income increased to $1.9 million during the three months ended March 31, 2026, or $0.26 per diluted share, an increase of $866,000, or 81.9%, compared to net income of $1.1 million, or $0.14 per diluted share, for the three months ended March 31, 2025. Our financial performance for the three months ended March 31, 2026 was positively impacted primarily by a $1.2 million increase in net interest income.

Net Interest Income. Net interest income for the three months ended March 31, 2026 increased by $1.2 million, or 21.9%, to $6.7 million as compared to $5.5 million for the three months ended March 31, 2025. Net interest margin and interest rate spread were 4.02% and 3.43%, respectively, for the three months ended March 31, 2026 as compared to 3.49% and 2.94%, respectively, for the three months ended March 31, 2025.

Interest Income. Interest income for the three months ended March 31, 2026 was $9.1 million, an increase of $688,000, or 8.2%, compared to $8.4 million for the three months ended March 31, 2025. The increase in interest income from the prior year quarter was primarily due to a $35.3 million, or 5.6%, increase in the average balance of interest-earning assets and a 13 basis point increase in the average yield of interest-earning assets. During the first quarter of 2026 as compared to the same period in 2025, there was a $480,000 increase in interest income on loans due to a 29 basis point increase in the average yield earned on loans and $5.6 million, or 1.0%, increase in the average balance of loans. The increase in the average yield on loans and average balance of loans was primarily attributable to the origination of loans at higher interest rates since the first quarter of 2025. Further, interest income on interest-earning deposits increased by $235,000, or 100.4%, primarily due to a $30.5 million, or 129.4%, increase in the average balance of interest-earning deposits.

Interest Expense. Interest expense for the three months ended March 31, 2026 was $2.4 million, a decrease of $507,000, or 17.5%, from $2.9 million for the three months ended March 31, 2025. The decrease in interest expense when compared to the prior year quarter was primarily due to a 36 basis point decrease in average interest rate paid on interest-bearing liabilities and a $13.6 million, or 2.8%, decrease in the average balance of interest-bearing liabilities. During the three months ended March 31, 2026 as compared to the same period in 2025, interest expense on interest-bearing deposits decreased by $470,000, or 16.5%, due to a 35 basis point decrease in the average interest rate paid on interest-bearing deposit accounts, along with a $9.7 million, or 2.0% decrease in the average balance of interest-bearing deposits. The decrease in average interest-bearing deposits accounts was due to a decrease in the average balance of all deposit account types except money market accounts. During the three months ended March 31, 2026 as compared to the same period in 2025, there was a $337,000 decrease in interest paid on time deposit accounts due to a 48 basis point decrease in the average interest rate paid on time deposits. The decrease in the average interest rate paid on time deposit accounts was primarily due to the decrease in market interest rates and proactive management of deposit funding costs. During the first quarter of 2026, interest expense on borrowed funds and other interest-bearing liabilities decreased by $37,000, or 61.7%, compared to the first quarter of 2025, primarily due to a $3.9 million, or 62.4% decrease in average borrowed funds and other interest-bearing liabilities outstanding due to the repayment of our borrowings during 2025.

Provision (Credit) for Credit Losses. The Company recorded a credit to provision for credit losses of $113,000 for the three months ended March 31, 2026, as compared to a provision for credit losses of $48,000 for the three months ended March 31, 2025. The credit to the provision for credit losses of $113,000 for the three months ended March 31, 2026 was primarily attributable to a decrease in the quantitative and qualitative loss rates, inclusive of forecasted economic trends, primarily for the commercial real estate and home equity loan pools.

Non-Interest Income. Non-interest income was $703,000 for the three months ended March 31, 2026, a decrease of $21,000, or 2.9%, as compared to $724,000 for the three months ended March 31, 2025. The decrease was primarily due to a $46,000 gain on equity securities during the three months ended March 31, 2025, partially offset by a $26,000 increase in earnings on bank-owned life insurance for the current quarter when compared to the three months ended March 31, 2025.

Non-Interest Expense. Non-interest expense was $5.1 million for the three months ended March 31, 2026, an increase of $245,000, or 5.0%, as compared to $4.9 million for the three months ended March 31, 2025. The increase was primarily related to an increase in the cost of health insurance, taxes, and other non-salary benefits of $300,000, or 30.3%, and an increase in occupancy and equipment expenses of $43,000, or 6.4%. These increases were partially offset by a $98,000 decrease in data processing costs as we renegotiated our primary data processing contract, and a $53,000 decrease in professional services.

Income Tax Expense. Income tax expense was $430,000 for the three months ended March 31, 2026, an increase of $224,000, or 108.7%, as compared to $206,000 for the three months ended March 31, 2025. The increase in income tax expense from the prior year quarter was primarily related to the increase in taxable income earned during the current quarter.

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

We have written agreements with the FHLBNY, which allow us to borrow the maximum lending values designated by the type of collateral pledged. As of March 31, 2026, the unpaid principal balance of the fixed-rate residential, one-to four-family loans pledged to FHLBNY as collateral, was $125.1 million and the total collateral market value assigned by FHLNBY was $94.2 million. In support of arrangements entered into by certain municipal and other public sector counterparties, we have issued a letter of credit (“MULOC”) through FHLBNY to secure municipal deposits. As of March 31, 2026 we had a $2.5 million outstanding letter of credit related to municipal deposits, and as of December 31, 2025, we had no outstanding letters of credit related to municipal deposits. Such MULOCs are applied as a reduction to our total borrowing capacity with FHLBNY. As of March 31, 2026 and December 31, 2025, respectively, we had available borrowing capacity of $91.7 million and $88.0 million under the agreement with FHLBNY. At March 31, 2026 and December 31, 2025, there were no outstanding advances under this agreement.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At March 31, 2026, and December 31, 2025, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. Additionally, as of March 31, 2026, the Bank has un-collateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

Lastly, we have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of March 31, 2026 and December 31, 2025.

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

Our primary investing activities include the origination and purchase of loans and the purchase of investment securities. For the three months ended March 31, 2026, we originated loans of approximately $21.8 million as compared to approximately $18.1 million of loans originated during the three months ended March 31, 2025. Principal payments and other deductions exceeded loan originations and purchases during the three months ended March 31, 2026 by $1.5 million. There were no purchases or sales of investment securities during the three months ended March 31, 2026 and 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $566.6 million at March 31, 2026, as compared to $573.3 million at December 31, 2025. Approximately $185.3 million of time deposit accounts are scheduled to mature within one year as of March 31, 2026. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2026. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At March 31, 2026, the Bank exceeded all of its regulatory capital requirements.

Regulatory Capital

The federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. Effective July 1, 2026, the federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 8.00%. As of March 31, 2026 and December 31, 2025, the Bank’s Community Bank Leverage Ratio was 17.54% and 16.65%, respectively.

In order to be considered “well-capitalized” by the FDIC, a non-CBLR commercial bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At March 31, 2026 and December 31, 2025, the Bank’s Tier 1 Leverage capital ratio was 17.54% and 16.65%, respectively, and its Total Risk-Based capital ratio was 23.81% and 23.51%, respectively. Accordingly, the Bank was considered to be well-capitalized under applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

Other than loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II

Item 1A. Risk Factors.

Refer to Part I, Item 1A, Risk Factors, of our Form 10-K for the year ended December 31, 2025 and Forward-Looking Statements from Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q for a discussion of certain risks affecting us. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

There have been no material changes to the risk factors since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended March 31, 2026.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

January 1 through January 31, 2026	—	—	—	—
February 1 through February 28, 2026	—	—	—	—
March 1 through March 31, 2026	2,102	$15.43	—	—
Total	2,102	$15.43	—	—

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

Item 5. Other Information

During the first quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

LAKE SHORE BANCORP, INC.
(Registrant)

May 12, 2026	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2026	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)