Form 10-Q
period 2026-06-30
Lake Shore Bancorp, Inc. /MD/
filed 2026-08-11
CIK 2059653

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

There were 7,853,788 shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 6, 2026.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	June 30,	December 31,
	2026	2025
	(Dollars in thousands, except per share data)
	(Unaudited)
Assets
Cash and due from banks	$3,073	$3,035
Interest-earning deposits	69,164	61,245
Cash and Cash Equivalents	72,237	64,280
Securities available for sale, at fair value	53,567	56,138
Federal Home Loan Bank stock, at cost	666	673
Loans receivable, net of allowance for credit losses of $4,747 in 2026 and $4,884 in 2025	558,317	555,441
Premises and equipment, net	6,856	7,050
Accrued interest receivable	2,964	3,007
Bank-owned life insurance	32,015	31,525
Other assets	10,030	9,209
Total Assets	$736,652	$727,323
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest-bearing	$481,764	$477,174
Non-interest-bearing	96,476	96,103
Total Deposits	578,240	573,277
Advances from borrowers for taxes and insurance	3,159	3,046
Other liabilities and accrued interest payable	10,492	9,361
Total Liabilities	591,891	585,684
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued or outstanding at June 30, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized at June 30, 2026 and December 31, 2025; 7,863,818 shares issued and outstanding at June 30, 2026, including 84,829 unvested shares, and 7,836,100 shares issued and outstanding at December 31, 2025, including 80,094 unvested shares	79	78
Additional paid-in capital	65,841	65,577
Unearned shares held by ESOP	(4,613)	(4,711)
Retained earnings	91,169	88,398
Accumulated other comprehensive loss	(7,715)	(7,703)
Total Stockholders' Equity	144,761	141,639
Total Liabilities and Stockholders' Equity	$736,652	$727,323

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
	(Unaudited)
Interest Income
Loans, including fees	$8,464	$8,469	$16,696	$16,222
Investment securities, taxable	150	151	305	315
Investment securities, tax-exempt	198	217	396	433
Interest-earning deposits	576	270	1,045	504
Total Interest Income	9,388	9,107	18,442	17,474
Interest Expense
Deposits	2,472	2,948	4,844	5,790
Long-term debt	—	28	—	78
Finance lease and other	23	9	46	19
Total Interest Expense	2,495	2,985	4,890	5,887
Net Interest Income	6,893	6,122	13,552	11,587
Provision for Credit Losses	119	—	5	48
Net Interest Income After Provision for Credit Losses	6,774	6,122	13,547	11,539
Non-Interest Income
Service charges and fees	272	273	522	510
Debit card fees	197	201	378	388
Earnings on bank-owned life insurance	249	221	491	438
Gain on equity securities	—	65	—	111
Recovery on previously impaired investment securities	—	1	—	2
Earnings on annuity assets	16	23	32	46
Other	15	16	29	29
Total Non-Interest Income	749	800	1,452	1,524
Non-Interest Expense
Salaries and employee benefits	3,090	2,854	6,396	5,768
Occupancy and equipment	642	615	1,361	1,291
Data processing	426	457	786	916
Professional services	266	251	528	565
Telephone and communications	77	79	152	171
FDIC insurance	73	74	152	146
Postage and supplies	55	57	124	137
Advertising	4	15	12	26
Other	240	223	485	483
Total Non-Interest Expense	4,873	4,625	9,996	9,503
Income before Income Taxes	2,650	2,297	5,003	3,560
Income Tax Expense	477	378	907	585
Net Income	$2,173	$1,919	$4,096	$2,975
Basic and diluted earnings per common share	$0.29	$0.25	$0.56	$0.39
Dividends declared per share	$0.09	$—	$0.18	$0.13

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,173	$1,919
Other Comprehensive Income, net of tax benefit:
Unrealized holding gains on securities available for sale, net of tax expense	677	214
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	—	(1)
Total Other Comprehensive Income	677	213
Total Comprehensive Income	$2,850	$2,132

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
Net Income	$4,096	$2,975
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(12)	228
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	—	(2)
Total Other Comprehensive (Loss) Income	(12)	226
Total Comprehensive Income	$4,084	$3,201

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three and Six Months Ended June 30, 2026 and 2025 (Unaudited)

			Unearned		Accumulated
		Additional	Shares		Other
	Common	Paid-In	Held by	Retained	Comprehensive
	Stock	Capital	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2026	$78	$65,577	$(4,711)	$88,398	$(7,703)	$141,639
Net income	—	—	—	1,923	—	1,923
Other comprehensive loss, net of tax benefit of $184	—	—	—	—	(689)	(689)
ESOP shares earned (5,143 shares)	—	29	49	—	—	78
Compensation plan shares earned (8,833 shares)	1	120	—	—	—	121
Cash dividends declared ($0.09 per share)	—	—	—	(662)	—	(662)
Common stock repurchased on vesting for payroll taxes (2,102 shares)	—	(32)	—	—	—	(32)
Balance - March 31, 2026	79	65,694	(4,662)	89,659	(8,392)	142,378
Net income	—	—	—	2,173	—	2,173
Other comprehensive income, net of tax expense of $180	—	—	—	—	677	677
ESOP shares earned (5,143 shares)	—	33	49	—	—	82
Compensation plan shares earned (9,936 shares)	—	129	—	—	—	129
Cash dividends declared ($0.09 per share)	—	—	—	(663)	—	(663)
Exercise of 2012 EIP stock options (3,598 shares)	—	35	—	—	—	35
Common stock repurchased on vesting for payroll taxes (3,168 shares)	—	(50)	—	—	—	(50)
Balance - June 30, 2026	$79	$65,841	$(4,613)	$91,169	$(7,715)	$144,761

				Unearned		Accumulated
		Additional		Shares		Other
	Common	Paid-In	Treasury	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2025	$68	$31,201	$(13,304)	$(938)	$82,805	$(9,964)	$89,868
Net income	—	—	—	—	1,057	—	1,057
Other comprehensive income, net of tax expense of $3	—	—	—	—	—	13	13
ESOP shares earned (2,688 shares)	—	10	—	21	—	—	31
Compensation plan shares granted (36,849 shares)	—	(256)	256	—	—	—	—
Compensation plan shares earned (10,586 shares)	—	89	—	—	—	—	89
Cash dividends declared ($0.13 per share)	—	—	—	—	(361)	—	(361)
Common stock repurchased to treasury on vesting for payroll taxes (2,914 shares)	—	—	(35)	—	—	—	(35)
Balance - March 31, 2025	68	31,044	(13,083)	(917)	83,501	(9,951)	90,662
Net income	—	—	—	—	1,919	—	1,919
Other comprehensive income, net of tax expense of $57	—	—	—	—	—	213	213
ESOP shares earned (2,688 shares)	—	9	—	21	—	—	30
Compensation plan shares earned (7,900 shares)	—	76	—	—	—	—	76
Common stock repurchased on vesting for payroll taxes (1,490 shares)	—	—	(16)	—	—	—	(16)
Balance - June 30, 2025	$68	$31,129	$(13,099)	$(896)	$85,420	$(9,738)	$92,884

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,096	$2,975
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	30	36
Net amortization of deferred loan costs	215	163
Provision for credit losses	5	48
Recovery on previously impaired investment securities	—	(2)
Unrealized gain on equity securities	—	(111)
Loss on disposal of premises and equipment	—	2
Depreciation and amortization of premises and equipment	282	312
Deferred income tax benefit	(191)	(105)
Increase in cash surrender value of bank-owned life insurance	(491)	(438)
ESOP shares committed to be released	160	62
Stock based compensation expense	250	164
Decrease (increase) in accrued interest receivable	43	(59)
Increase in other assets	(289)	(850)
Increase in other liabilities	1,051	359
Increase in annuity assets	(32)	(46)
Net Cash Provided by Operating Activities	5,129	2,510
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments, and calls	2,526	1,537
Purchases of Federal Home Loan Bank of New York Stock	(6)	—
Redemptions of Federal Home Loan Bank of New York Stock	13	394
Loan principal collections and originations, net	(3,019)	(7,971)
Proceeds from surrender of bank-owned life insurance	—	651
Investment in limited partnership	(248)	—
Additions to premises and equipment	(88)	(536)
Net Cash Used In Investing Activities	(822)	(5,925)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,963	54,521
Net increase (decrease) in advances from borrowers for taxes and insurance	113	(159)
Repayment of long-term debt	—	(8,250)
Repayment of finance lease obligation	(54)	(49)
Proceeds from stock options exercised	35	—
Shares of common stock repurchased on vesting for payroll taxes	(82)	(51)
Cash dividends paid	(1,325)	(361)
Net Cash Provided by Financing Activities	3,650	45,651
Net Increase in Cash and Cash Equivalents	7,957	42,236
CASH AND CASH EQUIVALENTS - BEGINNING	64,280	33,131
CASH AND CASH EQUIVALENTS - ENDING	$72,237	$75,367
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$4,933	$5,946
Income taxes paid (U.S. Federal)	$1,110	$681
Income taxes paid (NY State)	$—	$—
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(15)	$288
Foreclosed real estate acquired in settlement of loans	$57	$—

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

The interim unaudited consolidated financial statements included herein as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated statements of income for the three and six months ended June 30, 2026 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2026.

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

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of June 30, 2026 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

As previously disclosed on a Current Report on Form 8-K, on July 22, 2026, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on August 12, 2026 to stockholders of record as of August 3, 2026.

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock. On July 28, 2026, the Company commenced repurchases of shares under this plan.

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

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,004	$—	$(100)	1,904
Municipal bonds	40,013	—	(6,793)	33,220
Mortgage-backed securities:
Collateralized mortgage obligations-private label	7	—	(1)	6
Collateralized mortgage obligations-government sponsored entities	7,468	—	(888)	6,580
Government National Mortgage Association	45	—	(3)	42
Federal National Mortgage Association	9,286	—	(1,241)	8,045
Federal Home Loan Mortgage Corporation	4,508	1	(740)	3,769
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$63,332	$1	$(9,766)	$53,567

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,004	$—	$(67)	$1,937
Municipal bonds	40,665	—	(6,825)	33,840
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	—	8
Collateralized mortgage obligations-government sponsored entities	8,649	—	(885)	7,764
Government National Mortgage Association	47	—	(2)	45
Federal National Mortgage Association	9,772	1	(1,236)	8,537
Federal Home Loan Mortgage Corporation	4,742	1	(737)	4,006
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$65,888	$2	$(9,752)	$56,138

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At June 30, 2026 and December 31, 2025, seventeen municipal bonds with an amortized cost of $5.1 million and fair value of $4.1 million and sixteen municipal bonds with an amortized cost of $4.7 million and fair value of $3.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At June 30, 2026 and December 31, 2025, no securities were pledged as collateral to the Federal Reserve Bank ("FRB"), to the Federal Home Loan Bank of New York ("FHLBNY"), or for any other purposes.

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
June 30, 2026
U.S. government agencies	$—	$—	$1,904	$(100)	$1,904	$(100)
Municipal bonds	2,498	(23)	29,932	(6,770)	32,430	(6,793)
Mortgage-backed securities	—	—	18,379	(2,873)	18,379	(2,873)
	$2,498	$(23)	$50,215	$(9,743)	$52,713	$(9,766)

December 31, 2025
U.S. government agencies	$—	$—	$1,937	$(67)	$1,937	$(67)
Municipal bonds	—	—	32,794	(6,825)	32,794	(6,825)
Mortgage-backed securities	—	—	20,285	(2,860)	20,285	(2,860)
	$—	$—	$55,016	$(9,752)	$55,016	$(9,752)

As of June 30, 2026, the Company's investment portfolio included 11 debt securities in the "unrealized losses less than twelve months" category and 152 debt securities in the "unrealized losses twelve months or more" category. As of December 31, 2025, the Company's investment portfolio included no debt securities in the "unrealized losses less than twelve months" category and 164 debt securities in the "unrealized losses twelve months or more" category.

As of June 30, 2026, the Company had 163 debt securities with a fair value of $52.7 million in an unrealized loss position. As of December 31, 2025, the Company had 164 debt securities with a fair value of $55.0 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. In this review, the Company did not identify any credit risk, and therefore, no allowance for credit losses on securities available for sale was recorded as of June 30, 2026 or December 31, 2025. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $239,000 as of June 30, 2026 and $248,000 as of December 31, 2025 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the three and six months ended June 30, 2026 and 2025, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
June 30, 2026:
Less than one year	$1,067	$1,046
After one year through five years	3,545	3,342
After five years through ten years	13,498	12,052
After ten years	23,907	18,684
Mortgage-backed securities	21,314	18,442
Asset-backed securities	1	1
Total Debt Securities	$63,332	$53,567

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

Equity Securities

At January 1, 2025, the Company held 22,368 shares of Federal Home Loan Mortgage Corporation ("FHLMC") common stock, included within securities, at fair value, on the consolidated statement of financial condition. During the year ended December 31, 2025, the Company sold these shares for proceeds of $223,000. Accordingly, the Company did not hold any equity securities at June 30, 2026. During the three and six months ended June 30, 2025, the Company recognized an unrealized gain of $65,000 and $111,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statement of income. There were no purchases or sales of equity securities during the three and six months ended June 30, 2026 and 2025.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$143,615	$150,095
Home Equity	46,666	46,970
Commercial (2)	332,314	327,352
Total real estate loans	522,595	524,417
Other Loans:
Commercial	22,787	17,430
Consumer (3)	14,875	15,466
Total gross loans	560,257	557,313
Net deferred loan costs	2,807	3,012
Allowance for credit losses on loans	(4,747)	(4,884)
Loans receivable, net	$558,317	$555,441

(1)
There were no one- to four-family construction loans at June 30, 2026 or December 31, 2025.
(2)
Includes commercial construction loans of $21.1 million and $18.8 million at June 30, 2026 and December 31, 2025, respectively.
(3)
Includes overdraft protection of $32,000 and $24,000 at June 30, 2026 and December 31, 2025, respectively.

Real estate loans of approximately $122.7 million and $116.8 million in unpaid principal balance were pledged as collateral for FHLBNY advances as of June 30, 2026 and December 31, 2025, respectively.

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

Accrued interest on loans of $2.7 million at both June 30, 2026 and December 31, 2025 is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

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

The following tables detail the changes in the allowance for credit losses by loan segment as well as the distribution of the allowance for credit losses and gross loans receivable by loan segment and allowance evaluation method at or for the three and six months ended June 30, 2026 and 2025.

	Real Estate Loans			Other Loans
	One- to Four-Family (1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2026
Allowance for Credit Loss on Loans
Balance – April 1, 2026	$787	$95	$3,743	$167	$7	$4,799
Charge-offs	—	—	—	—	(3)	(3)
Recoveries	—	—	—	—	2	2
(Credit) provision	(44)	10	(35)	18	—	(51)
Balance – June 30, 2026	$743	$105	$3,708	$185	$6	$4,747
Balance - January 1, 2026	$721	$100	$3,916	$140	$7	$4,884
Charge-offs	—	—	—	—	(12)	(12)
Recoveries	—	—	—	—	3	3
Provision (credit)	22	5	(208)	45	8	(128)
Balance – June 30, 2026	$743	$105	$3,708	$185	$6	$4,747
Ending balance: individually evaluated	$14	$—	$—	$—	$—	$14
Ending balance: collectively evaluated	$729	$105	$3,708	$185	$6	$4,733

Gross Loans Receivable (3):
Ending balance	$143,615	$46,666	$332,314	$22,787	$14,875	$560,257
Ending balance: individually evaluated	$1,265	$53	$82	$—	$—	$1,400
Ending balance: collectively evaluated	$142,350	$46,613	$332,232	$22,787	$14,875	$558,857

(1)
There were no one-to four-family construction loans at June 30, 2026.
(2)
Includes commercial construction loans of $21.1 million at June 30, 2026.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(4,747) or net deferred loan costs of $2,807.

	Real Estate Loans			Other Loans
	One- to Four-Family (1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
June 30, 2025
Allowance for Credit Loss on Loans
Balance – April 1, 2025	$714	$117	$4,197	$131	$11	$5,170
Charge-offs	—	—	—	—	(6)	(6)
Recoveries	—	—	—	—	—	—
Provision (credit)	20	(11)	(30)	16	5	—
Balance – June 30, 2025	$734	$106	$4,167	$147	$10	$5,164
Balance - January 1, 2025	$390	$137	$4,171	$421	$14	$5,133
Charge-offs	—	—	—	—	(13)	(13)
Recoveries	4	—	—	—	1	5
Provision (credit)	340	(31)	(4)	(274)	8	39
Balance – June 30, 2025	$734	$106	$4,167	$147	$10	$5,164
Ending balance: individually evaluated	$—	$—	$—	$—	$2	$2
Ending balance: collectively evaluated	$734	$106	$4,167	$147	$8	$5,162

Gross Loans Receivable (3):
Ending balance	$154,938	$46,840	$324,321	$16,412	$11,919	$554,430
Ending balance: individually evaluated	$1,531	$109	$94	$—	$2	$1,736
Ending balance: collectively evaluated	$153,407	$46,731	$324,227	$16,412	$11,917	$552,694

(1)
There were no one-to four-family construction loans at June 30, 2025.
(2)
Includes commercial construction loans of $17.0 million at June 30, 2025.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,164) or net deferred loan costs of $3,123.

The following table summarizes the distribution of the allowance for credit losses and loans receivable by loan segment and allowance evaluation method as of December 31, 2025:

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

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statements of financial condition, with adjustments to the reserve recognized in the provision for credit losses on the unaudited consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025 was as follows:

For the six months ended June 30, 2026
(Dollars in thousands)
Balance at December 31, 2025	$361
Provision for credit losses	(36)
Balance at March 31, 2026	325
Provision for credit losses	169
Balance at June 30, 2026	$494

For the six months ended June 30, 2025
(Dollars in thousands)
Balance at December 31, 2024	$314
Provision for credit losses	9
Balance at March 31, 2025	323
Provision for credit losses	—
Balance at June 30, 2025	$323

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at June 30, 2026 and December 31, 2025.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	June 30,	December 31,	June 30,	December 31,
	2026	2025	2026	2025
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$1,291	$1,525	$1,093	$1,388
Home Equity	57	66	57	66
Commercial Real Estate (2)	82	89	82	89
Other Loans:
Commercial	—	—	—	—
Consumer	—	—	—	—
Total loans	$1,430	$1,680	$1,232	$1,543

(1)
There were no non-accrual one- to four-family construction loans at June 30, 2026 or December 31, 2025.
(2)
There were no non-accrual commercial construction loans at June 30, 2026 or December 31, 2025.

There was no interest income recognized on non-accrual loans during the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
June 30, 2026:
Real Estate Loans:
Residential, one- to four-family (1)	$1,020	$123	$481	$1,624	$141,991	$143,615
Home equity	298	20	13	331	46,335	46,666
Commercial (2)	—	—	82	82	332,232	332,314
Other Loans:
Commercial	—	—	—	—	22,787	22,787
Consumer	60	—	—	60	14,815	14,875
Total	$1,378	$143	$576	$2,097	$558,160	$560,257

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2025:
Real Estate Loans:
Residential, one- to four-family (1)	$788	$27	$674	$1,489	$148,606	$150,095
Home equity	447	137	—	584	46,386	46,970
Commercial (2)	—	—	89	89	327,263	327,352
Other Loans:
Commercial	—	—	—	—	17,430	17,430
Consumer	5	—	—	5	15,461	15,466
Total	$1,240	$164	$763	$2,167	$555,146	$557,313

(1)
There were no past due one- to four-family construction loans at June 30, 2026 or December 31, 2025.
(2)
There were no past due commercial construction loans at June 30, 2026 or December 31, 2025.

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

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of June 30, 2026 and December 31, 2025 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Real Estate	Assets	Land	Real Estate	Other	Loans
June 30, 2026:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,291	$—	$—	$—	$—	$1,291
Home Equity	57	—	—	—	—	57
Commercial	—	—	—	82	—	82
Total	$1,348	$—	$—	$82	$—	$1,430
December 31, 2025:
Real Estate Loans:
Residential, one- to four-family	$1,525	$—	$—	$—	$—	$1,525
Home Equity	66	—	—	—	—	66
Commercial	—	—	—	89	—	89
Total	$1,591	$—	$—	$89	$—	$1,680

There was an allowance for credit losses of $14,000 and $6,000 recorded on the above noted collateral-dependent loans secured by residential real estate as of June 30, 2026 and December 31, 2025, respectively.

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

The following table presents gross loans by credit quality indicator by origination year at June 30, 2026 as well as gross charge-offs by year of origination for the six months ended June 30, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
June 30, 2026:	(Dollars in thousands)
Residential, one-to four-family (1):
Pass	$1,241	$3,875	$4,742	$9,909	$28,886	$93,012	$—	$141,665
Substandard	—	—	—	190	118	1,642	—	1,950
Doubtful	—	—	—	—	—	—	—	—
Total	$1,241	3,875	$4,742	$10,099	$29,004	$94,654	$—	$143,615
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity (2):
Pass	$161	$600	$25	$1,791	$1,487	$344	$41,726	46,134
Substandard	—	—	—	—	—	—	532	532
Doubtful	—	—	—	—	—	—	—	—
Total	$161	$600	$25	$1,791	$1,487	$344	$42,258	$46,666
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate (3):
Pass	$26,971	$35,085	$37,073	$19,082	$74,880	$129,939	$293	$323,323
Special mention	—	—	—	397	—	849	—	1,246
Substandard	—	—	—	—	—	7,745	—	7,745
Doubtful	—	—	—	—	—	—	—	—
Total	$26,971	$35,085	$37,073	$19,479	$74,880	$138,533	$293	$332,314
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$883	$3,947	$1,031	$618	$1,288	$1,303	$11,046	$20,116
Special mention	—	—	—	—	—	10	—	10
Substandard	—	—	—	—	—	1,705	956	2,661
Doubtful	—	—	—	—	—	—	—	—
Total	$883	$3,947	$1,031	$618	$1,288	$3,018	$12,002	$22,787
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$1,175	$13,173	$81	$26	$35	$166	$219	$14,875
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,175	$13,173	$81	$26	$35	$166	$219	$14,875
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$12	$12

(1)
There were no one- to four-family construction loans at June 30, 2026.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans at June 30, 2026.

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

There were no loans modified to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 or 2025.

There were no modified loans that were past due or on non-accrual as of June 30, 2026 or December 31, 2025.

There were no loans to borrowers experiencing financial difficulty during the six months ended June 30, 2026 and 2025 that had a payment default and were modified in the twelve months prior.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from amortized cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was $57,000 of foreclosed real estate at June 30, 2026, and no foreclosed real estate at December 31, 2025. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $512,000 at June 30, 2026 and $491,000 at December 31, 2025.

Note 5 - Deposits

Deposits consist of the following at the dates indicated:

	June 30, 2026		December 31, 2025

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$96,476	—%	$96,103	—%
Interest bearing	64,386	0.09%	62,346	0.09%
Money market accounts	155,223	1.87%	159,212	1.91%
Savings accounts	49,984	0.06%	51,788	0.07%
Time deposits	212,171	3.27%	203,828	3.44%
Total deposits	$578,240	1.72%	$573,277	1.77%

Note 6 – Earnings per Share

Earnings per share was calculated for the three and six months ended June 30, 2026 and 2025, in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”). Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows. Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549):

	Three Months Ended June 30,
	2026	2025
Numerator – net income	$2,173,000	$1,919,000
Denominator:
Basic weighted average shares outstanding	7,377,633	7,678,457
Increase in weighted average shares outstanding due to:
Stock options(1)	16,684	3,788
Diluted weighted average shares outstanding(1)	7,394,317	7,682,245

Earnings per share:
Basic	$0.29	$0.25
Diluted	$0.29	$0.25

	Six Months Ended June 30,
	2026	2025
Numerator – net income	$4,096,000	$2,975,000
Denominator:
	7,363,418	7,664,392
Increase in weighted average shares outstanding due to:
Stock options(1)	15,884	4,848
Diluted weighted average shares outstanding(1)	7,379,302	7,669,240

Earnings per share:
Basic	$0.56	$0.39
Diluted	$0.56	$0.39

(1)
Weighted average stock options to purchase 43,175 shares under the Company's 2025 Equity Incentive Plan ("2025 EIP") at $14.85 were outstanding during the three and six months ended June 30, 2026 and were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. All stock options outstanding during the three and six months ended June 30, 2025 were included in the calculation of diluted earnings per share as none had anti-dilutive effects.

Note 7 – Commitments to Extend Credit and Other Obligations

The Company enters into various commitments and contingent obligations in the ordinary course of business. These commitments primarily consist of obligations to extend credit to customers through loan commitments, lines of credit, and letters of credit which involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. In addition, the Company may enter into other contractual commitments, including capital commitments related to investment activities. Such commitments are subject to the terms of the underlying agreements and may not result in the future use of all committed amounts.

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

The Company’s exposure to credit losses is represented by the contractual amount of these commitments. There was a $495,000 and $361,000 allowance for credit losses associated with these commitments at June 30, 2026 and December 31, 2025, respectively.

During the six months ended June 30, 2026, the Company committed to invest up to $2.0 million in Castle Creek Launchpad Fund II (SBIC) LP, a limited partnership investment fund, and funded an initial capital contribution of $248,000. The funded investment does not have a readily determinable fair value, is carried at cost less impairment, and is included in other assets in the consolidated statements of financial condition. No impairment or observable price adjustments were recognized during the three and six months ended June 30, 2026. As of June 30, 2026, the Company's remaining unfunded capital commitment was approximately $1.8 million. Future capital contributions are subject to capital calls by the fund's general partner in accordance with the terms of the limited partnership agreement. The unfunded commitment is not reflected as a liability in the Company's consolidated statements of financial condition and is included in commitments and contingencies.

The following commitments to extend credit and other obligations were outstanding as of the dates specified:

	Commitment Amount
	June 30,	December 31,
	2026	2025
	(Dollars in thousands)

Commitments to grant loans	$23,924	$17,644
Unfunded commitments to fund loans and lines of credit	103,939	92,748
Commercial and Standby letters of credit	93	720
Commitment to fund limited partnership investment	1,752	—

Note 8 – Stock-based Compensation

As of June 30, 2026, the Company had four active stock-based compensation plans, which are described below. The compensation cost related to these plans was $211,000 and $106,000 for the three months ended June 30, 2026 and 2025, respectively, and $410,000 and $226,000 for the six months ended June 30, 2026 and 2025, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

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

A summary of the status of the Stock Option Plan during the six months ended June 30, 2026 and 2025 is presented below:

	2026			2025
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	37,696	$10.61		37,696	$10.61
Outstanding at end of period	37,696	10.61	0.3 years	37,696	10.61	1.3 years
Options exercisable at end of period	37,696	$10.61	0.3 years	37,696	$10.61	1.3 years

:At June 30, 2026, stock options granted under this plan had an intrinsic value of $271,000 and there were no remaining options available for grant under the Stock Option Plan. At June 30, 2026, all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

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

A summary of the status of unvested restricted stock awards under the 2012 EIP for the six months ended June 30, 2026 and 2025 is as follows:

	For the Six Months Ended June 30, 2026	Weighted Average Grant Price (per Share)	For the Six Months Ended June 30, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	32,538	$7.91	77,231	$8.19
Vested	(10,656)	7.89	(44,416)	8.39
Unvested shares outstanding at end of period	21,882	$7.92	32,815	$7.92

As of June 30, 2026, there were 219,761 shares of restricted stock vested or distributed to eligible participants under the 2012 EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to restricted stock awards under the EIP amounted to $22,000 and $35,000 for the three months ended June 30, 2026 and 2025, respectively. Compensation expense related to unvested restricted stock awards under the EIP amounted to $43,000 and $114,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, $156,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 22 months.

A summary of the status of stock options under the 2012 EIP for the six months ended June 30, 2026 and 2025 is presented below:

	2026				2025
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	17,749	$8.68	$106,000		17,749	$8.68	$28,000
Exercised	(3,598)	9.83	$20,000		—	—
Outstanding at end of period	14,151	$8.38	$133,000	6.5 years	17,749	$8.68	$53,000	6.6 years

Options exercisable at end of period	6,585	$8.95	$58,000	4.9 years	7,662	$9.72	$15,000	3.8 years

Compensation expense related to unvested stock options under the 2012 EIP amounted to $2,000, for the three months ended June 30, 2026 and $1,000 for the three months ended June 30, 2025. Compensation expense related to unvested stock options under the 2012 EIP amounted to $3,000 and $2,000 for the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026, $16,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 2.8 years. During April 2024, the Company granted all remaining options available under the 2012 EIP. The 2012 EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

2025 Equity Incentive Plan

On February 4, 2025, the stockholders of Lake Shore Bancorp, Inc. approved the Company's 2025 Equity Incentive Plan which authorized the issuance of up to 406,470 shares of common stock pursuant to grants of restricted stock, restricted stock units, non-qualified stock options, and incentive stock options. Employees of the Company and Lake Shore Bank and non-employee members of the Company's Board of Directors are eligible to receive grants of stock-based awards under the 2025 EIP.

The Compensation Committee of the Board of Directors granted restricted stock awards under the 2025 EIP during the six months ended June 30, 2026 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 18, 2026	4,349	100% on March 18, 2027	$14.57	Non-employee directors
March 18, 2026	25,041	25% per year for four years with first vesting on March 18, 2027	$14.57	Employees

A summary of the status of unvested restricted stock awards under the 2025 EIP for the six months ended June 30, 2026 is as follows:

	At June 30, 2026	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	47,556	$12.36
Granted	29,390	14.57
Vested	(13,999)	11.64
Unvested shares outstanding at end of period	62,947	$13.55

As of June 30, 2026, there were 13,999 shares of restricted stock vested or distributed to eligible participants under the 2025 EIP. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $100,000 for the three months ended June 30, 2026 and $40,000 for the three months ended June 30, 2025. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $191,000 for the six months ended June 30, 2026 and $49,000 for the six months ended June 30, 2025. At June 30, 2026, $716,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 31.4 months.

A summary of the status of stock options under the 2025 EIP for the six months ended June 30, 2026 is presented below:

	2026
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	43,175	$14.85
Outstanding at end of period	43,175	$14.85	$128,000	9.4 years
Options exercisable at end of period	—	$—	$—	—

Compensation expense related to unvested stock options under the 2025 EIP amounted to $5,000 for the three months ended June 30, 2026 and $13,000 for the six months ended June 30, 2026. At June 30, 2026, $95,000 of unrecognized cost related to unvested stock options is expected to be recognized over a period of 4.4 years. As of June 30, 2026, there were 286,349 shares available for grant under the 2025 EIP.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 322,534 shares of stock on the open market at an average price of $7.90 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As part of the Conversion, the remaining balance of $1.2 million of the original 2006 ESOP loan was paid off and refinanced with a new loan to the ESOP. The Company utilized $4.0 million of the proceeds from the 2025 stock offering to extend a loan to the ESOP and the ESOP purchased 396,036 shares of stock in the new Company at an average cost of $10.00. As a result of the purchase of shares by the ESOP, total stockholders' equity of the Company was reduced by $4.0 million. As of June 30, 2026, the balance of the loan to the ESOP was $5.0 million and the fair value of unallocated shares was $8.8 million. As of June 30, 2026, there were 107,361 allocated shares and 493,724 unallocated shares compared to 111,292 allocated shares and 493,724 unallocated shares at December 31, 2025. The ESOP compensation expense was $82,000 for the three months ended June 30, 2026 and $30,000 for the three months ended June 30, 2025 based on 5,143 shares and 2,688 shares earned in each of those quarters, respectively. The ESOP compensation expense was $160,000 for the six months ended June 30, 2026 and $61,000 for the six months ended June 30, 2025 based on 10,286 shares and 5,376 shares, respectively, earned in each of those six month periods.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of June 30, 2026 and December 31, 2025 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at June 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,904	$—	$1,904	$—
Municipal bonds	33,220	—	33,220	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	6	—	6	—
Collateralized mortgage obligations-government sponsored entities	6,580	—	6,580	—
Government National Mortgage Association	42	—	42	—
Federal National Mortgage Association	8,045	—	8,045	—
Federal Home Loan Mortgage Corporation	3,769	—	3,769	—
Asset-backed securities- government sponsored entities:	1	—	1	—
Total Debt Securities Available for Sale	$53,567	$—	$53,567	$—

	Fair Value Measurements at December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company recorded an allowance for credit losses of $14,000 related to two collateral-dependent loans as of June 30, 2026, and recorded an allowance for credit losses of $6,000 related to one collateral-dependent loan as of December 31, 2025.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was $57,000 of foreclosed real estate at June 30, 2026, related to one residential, one- to four-family property, which was included as a component of other assets on the consolidated statements of financial condition, and no foreclosed real estate at December 31, 2025. The Company did not have repossessed assets at June 30, 2026 and December 31, 2025.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $156,000 and $163,000 at June 30, 2026 and December 31, 2025, respectively, and were included as a component of other assets on the consolidated statements of financial condition.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At June 30, 2026
Mortgage servicing rights	$156	$—	$—	$156
Collateral-dependent loans	185	—	—	185
Foreclosed real estate	57	—	—	57

At December 31, 2025
Mortgage servicing rights	$163	$—	$—	$163
Collateral-dependent loan	131			131

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At June 30, 2026
Mortgage servicing rights	$156	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.11%	0.11%
			Estimated Life of Loans	3.58 - 7.24 years	5.41 years
Collateral-dependent loans	185	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%
Foreclosed Real Estate	57	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%

At December 31, 2025
Mortgage servicing rights	$163	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	4.04 - 7.68 years	5.86 years
Collateral-dependent loan	131	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%

(1)
The fair value is based on a discounted cash flow model. The model's key assumptions are the estimated life of loans sold with servicing retained and the estimated cost to service the loans.
(2)
Fair value is generally determined through independent third-party appraisals of the underlying collateral, which generally includes various Level 3 inputs which are not observable.
(3)
The fair value basis of collateral-dependent loans and foreclosed real estate may be adjusted to reflect estimates of disposal costs including, but not necessarily limited to, real estate brokerage commissions, legal fees, and delinquent property taxes.

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at June 30, 2026
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$72,237	$72,237	$72,237	$—	$—
Securities	53,567	53,567	—	53,567	—
Federal Home Loan Bank stock	666	666	—	666	—
Loans receivable, net	558,317	553,451	—	—	553,451
Accrued interest receivable	2,964	2,964	—	2,964	—
Bank-owned life insurance	32,015	32,015	—	32,015	—
Mortgage servicing rights	156	156	—	—	156
Financial liabilities:
Deposits	578,240	577,285	—	577,285	—
Accrued interest payable	15	15	—	15	—

	Fair Value Measurements at December 31, 2025
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$64,280	$64,280	$64,280	$—	$—
Securities	56,138	56,138	—	56,138	—
Federal Home Loan Bank stock	673	673	—	673	—
Loans receivable, net	555,441	547,492	—	—	547,492
Accrued interest receivable	3,007	3,007	—	3,007	—
Bank-owned life insurance	31,525	31,525	—	31,525	—
Mortgage servicing rights	163	163	—	—	163
Financial liabilities:
Deposits	573,277	572,772	—	572,772	—
Accrued interest payable	58	58	—	58	—

Note 10 – Treasury Stock and Repurchases to Authorized and Unissued

Share and per share information disclosed herein which relate to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio (1.3549) applied in the Conversion.

The Company’s previous stock repurchase program adopted on August 13, 2021 was terminated effective July 18, 2025 in connection with the Conversion, and 1,459,691 shares of common stock held in treasury at a cost of $13.1 million were retired. During the six months ended June 30, 2026, the Company issued 29,390 shares of common stock to fund awards that were granted under the 2025 Equity Incentive Plan. During the six months ended June 30, 2026, the Company repurchased 5,270 shares upon vesting of shares under the 2012 EIP and 2025 EIP for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $15.68 per share. Following the second step conversion, shares repurchased for the purpose of remitting payroll taxes are repurchased into common stock authorized and unissued in accordance with the Company's incorporation in the State of Maryland.

During the three and six months ended June 30, 2025, the Company did not repurchase any shares of common stock under the previous stock repurchase program. As of June 30, 2025, there were 41,495 shares remaining to be repurchased under the existing stock repurchase program. During the six months ended June 30, 2025, the Company transferred 36,849 shares of common stock out of treasury stock under the 2025 Equity Incentive Plan, at an average cost of $6.93 per share, to fund awards that had been granted under the plan. During the six months ended June 30, 2025, the Company repurchased 4,405 shares upon vesting of shares under the 2012 Equity Incentive Plan for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $11.51 per share.

On October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock. Share repurchases under the plan may occur following the one-year anniversary of the Conversion, or on July 20, 2026. All share repurchases made after the Conversion will be repurchased into common stock authorized and unissued. On July 28, 2026, the Company commenced repurchases of shares under this plan.

Note 11 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of other comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income for the periods presented:

	For the Three Months June 30, 2026			For the Three Months June 30, 2025
	Pre-Tax Amount	Tax Expense	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains on securities available for sale:
Net unrealized gains arising during the period	$857	$(180)	$677	$271	$(57)	$214
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	—	—	—	(1)	—	(1)
Total Other Comprehensive Income	$857	$(180)	$677	$270	$(57)	$213

	For the Six Months June 30, 2026			For the Six Months June 30, 2025
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(15)	$3	$(12)	$288	$(60)	$228
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	—	—	—	(2)	—	$(2)
Total Other Comprehensive (Loss) Income	$(15)	$3	$(12)	$286	$(60)	$226

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income		Affected Line Item
Comprehensive Income (Loss)	For the Three Months Ended June 30,		on the Consolidated
Components	2026	2025	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	—	(1)	Recovery on previously impaired investment securities
Provision for income tax expense	—	—	Income tax expense
Total reclassification for the period	$—	$(1)	Increase to Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Loss	For the Six Months Ended June 30,		on the Consolidated
Components	2026	2025	Statements of Income
	(Dollars in thousands)
Net unrealized losses on securities available for sale:
Recovery on previously impaired investment securities	—	(2)	Recovery on previously impaired investment securities
Provision for income tax expense	—	—	Income tax expense
Total reclassification for the period	$—	$(2)	Increase to Net Income

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of June 30, 2026 compared to the consolidated financial condition as of December 31, 2025 and the consolidated results of operations for the three and six months ended June 30, 2026 and 2025.

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

Recent Events

As previously disclosed on a Current Report on Form 8-K, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on August 12, 2026 to stockholders of record as of August 3, 2026.

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock. On July 28, 2026, the Company commenced repurchases of shares under this plan.

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

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. As of June 30, 2026 and December 31, 2025, the allowance for credit losses on loans totaled $4.7 million and $4.9 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of June 30, 2026 and December 31, 2025, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $3.7 million, or 78.1%, and $3.9 million, or 80.2%, respectively.

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

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $391,000, or 8.3%, representing a seven basis points increase in the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of June 30, 2026. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of June 30, 2026.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets for each principal category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $122,000 and $100,000 for the three months ended June 30, 2026 and 2025, respectively. The net amortization of deferred loan fees and costs were $215,000 and $163,000 for the six months ended June 30, 2026 and 2025, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$64,801	$576	3.56%	$27,162	$270	3.98%
Securities(1)	54,910	348	2.54%	56,222	368	2.62%
Loans, including fees	559,192	8,464	6.05%	553,550	8,469	6.12%
Total interest-earning assets	678,903	$9,388	5.53%	636,934	$9,107	5.72%
Other assets	53,753			52,724
Total assets	$732,656			$689,658

Interest-bearing liabilities:
Demand & NOW accounts	$63,572	$14	0.09%	$64,337	$15	0.09%
Money market accounts	153,861	731	1.90%	153,547	955	2.49%
Savings accounts(3)	50,642	8	0.06%	58,286	9	0.06%
Time deposits	210,894	1,719	3.26%	217,101	1,969	3.63%
Total interest-bearing deposits	478,969	2,472	2.06%	493,271	2,948	2.39%
Borrowed funds & other interest-bearing liabilities	3,105	23	2.96%	3,869	37	3.83%
Total interest-bearing liabilities	482,074	$2,495	2.07%	497,140	$2,985	2.40%
Other non-interest bearing liabilities	106,759			100,826
Stockholders' equity	143,823			91,692
Total liabilities & stockholders' equity	$732,656			$689,658
Net interest income		$6,893			$6,122
Interest rate spread			3.46%			3.32%
Net interest margin			4.06%			3.84%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 2.92% and 3.03% for the three months ended June 30, 2026 and 2025, respectively. Yields above are not presented on a tax equivalent basis.

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

	For the Six Months Ended			For the Six Months Ended
	June 30, 2026			June 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$59,461	$1,045	3.51%	$25,372	$504	3.97%
Securities(1)	55,975	701	2.50%	57,008	748	2.62%
Loans, including fees	555,178	16,696	6.01%	549,578	16,222	5.90%
Total interest-earning assets	670,614	$18,442	5.50%	631,958	$17,474	5.53%
Other assets	53,542			52,193
Total assets	$724,156			$684,151

Interest-bearing liabilities
Demand & NOW accounts	$62,982	$29	0.09%	$63,565	$30	0.09%
Money market accounts	155,037	1,466	1.89%	153,116	1,822	2.38%
Savings accounts(3)	50,951	16	0.06%	55,927	18	0.06%
Time deposits	204,604	3,333	3.26%	212,975	3,920	3.68%
Total interest-bearing deposits	473,574	4,844	2.05%	485,583	5,790	2.38%
Borrowed funds & other interest-bearing liabilities	2,725	46	3.38%	5,046	97	3.84%
Total interest-bearing liabilities	476,299	$4,890	2.05%	490,629	$5,887	2.40%
Other non-interest bearing liabilities	104,401			102,202
Stockholders' equity	143,456			91,320
Total liabilities & stockholders' equity	$724,156			$684,151
Net interest income		$13,552			$11,587
Interest rate spread			3.45%			3.13%
Net interest margin			4.04%			3.67%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 2.88% and 3.03% for the six months ended June 30, 2026 and 2025, respectively. Yields above are not presented on a tax equivalent basis.

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

Rate Volume Analysis. The following tables analyze the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. The tables show the amount of the change in interest income or expense caused by either changes in outstanding balances (volume) or changes in interest rates. The effect of a change in volume for the major components of interest-earning assets and interest-bearing liabilities is measured by applying the average rate during the later period to the volume change between the two periods. The effect of changes in rate for the major components of interest-earning assets and interest-bearing liabilities is measured by applying the change in rate between the two periods to the average volume during the first period.

	Three Months Ended June 30, 2026
	Compared to
	Three Months Ended June 30, 2025
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(29)	$335	$306
Securities	(12)	(8)	(20)
Loans, including fees	(90)	85	(5)
Total interest-earning assets	(131)	412	281
Interest-bearing liabilities:
Demand & NOW accounts	(1)	—	(1)
Money market accounts	(225)	1	(224)
Savings accounts	—	(1)	(1)
Time deposits	(199)	(51)	(250)
Total deposits	(425)	(51)	(476)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(8)	(6)	(14)
Total interest-bearing liabilities	(433)	(57)	(490)
Total change in net interest income	$302	$469	$771

	Six Months Ended June 30, 2026
	Compared to
	Six Months Ended June 30, 2025
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(58)	$599	$541
Securities	(34)	(13)	(47)
Loans, including fees	306	168	474
Total interest-earning assets	214	754	968
Interest-bearing liabilities:
Demand & NOW accounts	(1)	—	(1)
Money market accounts	(374)	18	(356)
Savings accounts	—	(2)	(2)
Time deposits	(451)	(136)	(587)
Total deposits	(826)	(120)	(946)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(12)	(39)	(51)
Total interest-bearing liabilities	(838)	(159)	(997)
Total change in net interest income	$1,052	$913	$1,965

As shown in the above tables, the increase in net interest income for the three months ended June 30, 2026 when compared to the three months ended June 30, 2025 was primarily impacted by a decrease in average rate paid on interest-bearing liabilities, an increase in the average balance of interest-earning assets, and a decrease in the average balance of interest-bearing liabilities. This increase was partially offset by a decrease in the average yield of interest-earning assets when compared to the prior year period. The average interest rate paid on interest-bearing liabilities decreased 33 basis points from 2.40% during the three months ended June 30, 2025 to 2.07% during the three months ended June 30, 2026. The decrease in the average interest rate paid on interest-bearing liabilities during the three months ended June 30, 2026 was primarily due to a 33 basis points decrease in the average interest rate paid on interest-bearing deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. The increase in the average balance of interest-earning assets was primarily due to a $37.6 million, or 138.6%, increase in average interest-earning deposits when compared to the prior year period. The average yield of interest-earning assets decreased by 19 basis points to 5.53% for the three months ended June 30, 2026 as compared to 5.72% for the same period in the prior year primarily as a result of a 42 basis point decrease in the average yield earned on interest-earning deposits and a seven basis points decrease in the average yield of the loan portfolio. The average balance of interest-bearing liabilities decreased $15.1 million, from $497.1 million during the three months ended June 30, 2025 to $482.1 million during the three months ended June 30, 2026 as a result of a decrease in the average balance of deposits of $14.3 million. Net interest margin increased to 4.06% for the three months ended June 30, 2026 as compared to 3.84% for the same period of the prior year.

As shown in the above tables, the increase in net interest income for the six months ended June 30, 2026 was primarily impacted by a decrease in the average interest rate paid on interest-bearing liabilities, an increase in the average balance of interest-earning assets, and a decrease in the average balance of interest-bearing liabilities. The average interest rate paid on interest-bearing liabilities decreased 35 basis points from 2.40% during the six months ended June 30, 2025 to 2.05% during the six months ended June 30, 2026. The decrease in the average interest rate paid on interest-bearing liabilities during the six months ended June 30, 2026 was primarily due to a 33 basis points decrease in the average interest rate paid on interest-bearing deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. The increase in the average balance of interest-earning assets was primarily due to a $34.1 million, or 134.4%, increase in average interest-earning deposits when compared to the prior year period. The average yield of interest-earning assets decreased by three basis points to 5.50% for the six months ended June 30, 2026 as compared to 5.53% for the same period in the prior year primarily as a result of a 46 basis point decrease in the average yield on interest-earning deposits, partially offset by an 11 basis points increase in the average yield of the loan portfolio. The average balance of interest-bearing liabilities decreased $14.3 million, from $490.6 million during the six months ended June 30, 2025 to $476.3 million during the six months ended June 30, 2026 as a result of decreases in the average balance of interest-bearing deposits of $12.0 million and the average balance of borrowed funds and other interest-bearing liabilities of $2.3 million. Net interest margin increased to 4.04% for the six months ended June 30, 2026 as compared to 3.67% for the same period of the prior year.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total assets at June 30, 2026 were $736.7 million, an increase of $9.3 million, or 1.3%, as compared to $727.3 million at December 31, 2025 primarily due to increases in cash and cash equivalents and loans receivable, net.

Cash and cash equivalents increased by $8.0 million, or 12.4%, from $64.3 million at December 31, 2025 to $72.2 million at June 30, 2026. The increase in cash and cash equivalents was primarily due to an increase in deposits of $5.0 million, or 0.9% and a decrease in securities of $2.6 million, or 4.6%, partially offset by an increase in loans receivable of $2.9 million, or 0.5%.

Securities, at fair value, decreased by $2.6 million, or 4.6%, from $56.1 million at December 31, 2025 to $53.6 million at June 30, 2026, primarily due to securities paydowns of $2.5 million, as well as a $15,000 decrease in the market value of the securities.

Net loans receivable increased during the six months ended June 30, 2026, as shown in the table below:

	At June 30,	At December 31,	Change
	2026	2025	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$143,615	$150,095	$(6,480)	(4.3)%
Home equity	46,666	46,970	(304)	(0.6)%
Commercial(2)	332,314	327,352	4,962	1.5%
Total real estate loans	522,595	524,417	(1,822)	(0.3)%
Other Loans:
Commercial	22,787	17,430	5,357	30.7%
Consumer(3)	14,875	15,466	(591)	(3.8)%
Total gross loans	560,257	557,313	2,944	0.5%
Net deferred loan costs	2,807	3,012	(205)	(6.8)%
Allowance for credit losses on loans	(4,747)	(4,884)	137	(2.8)%
Loans receivable, net	$558,317	$555,441	$2,876	0.5%

(1)
There were no one- to four-family construction loans at June 30, 2026 or December 31, 2025.
(2)
Includes commercial construction loans of $21.1 million and $18.8 million at June 30, 2026 and December 31, 2025, respectively.
(3)
Includes overdraft protection of $32,000 and $24,000 at June 30, 2026 and December 31, 2025, respectively.

The loans receivable, net balance increased $2.9 million, or 0.5%, from $555.4 million at December 31, 2025 to $558.3 million at June 30, 2026. The increase was primarily due to increases in commercial loans and commercial real estate loans, partially offset by decreases in residential, one- to four-family real estate loans and consumer loans. During the six months ended June 30, 2026, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	For the Six Months Ended June 30,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$4,884	$5,133
Provision for credit losses	(128)	39
Charge-offs:
Other loans:
Consumer	(12)	(13)
Total charge-offs	(12)	(13)
Recoveries:
Real estate loans:
Residential, one- to four-family	—	4
Other loans:
Consumer	3	1
Total recoveries	3	5
Net (charge-offs) recoveries	(9)	(8)
Balance at end of period	$4,747	$5,164

	At or for the Six Months Ended June 30,
	2026	2025
Average loans outstanding, including fees	$555,178	$549,578
Allowance for credit losses as a percent of loans at amortized cost	0.84%	0.93%
Allowance for credit losses as a percent of non-performing loans at amortized cost	331.85%	290.53%

When compared to December 31, 2025, the current modeled allowance for credit losses related to the loan portfolio decreased by approximately $137,000, or 2.80%, comprised of a decrease of $207,000 due to a decrease in reserve rate for the blended portfolio, partially offset by an increase of $70,000 as the result of an increase in loan balance. Such allowance for credit losses was calculated utilizing a discounted cash flow model as further described in Part I Item 1 - Note 1 - Basis of Presentation and Significant Accounting Policies and Estimates.

For the Six Months Ended June 30,
	2026	2025
Ratio of net charge-offs to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	—%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	(0.06)%	(0.14)%
Ratio of net charge-offs to average loans outstanding	—%	—%

For the six months ended June 30, 2026, consumer loan net charge-offs to average consumer loans outstanding, annualized, improved to (0.06)% from (0.14)% for the prior year period. This improvement was primarily driven by an increase in average consumer loans outstanding of $6.9 million for the six months ended June 30, 2026 when compared to the six months ended June 30, 2025.

	At June 30,	At December 31,
	2026	2025
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$1,291	$1,525
Home equity	57	66
Commercial(2)	82	89
Other loans:
Commercial	—	—
Consumer	—	—
Total non-accrual loans	1,430	1,680
Total non-performing loans	1,430	1,680
Foreclosed real estate	57	—
Total non-performing assets	$1,487	$1,680
Ratios:
Non-performing loans as a percent of total loans at amortized cost	0.25%	0.30%
Non-performing assets as a percent of total assets	0.20%	0.23%

(1) Includes one- to four- family construction loans.

(2) Includes Commercial construction loans.

Total non-performing assets decreased by $193,000, or 11.5%, to $1.5 million at June 30, 2026 from $1.7 million at December 31, 2025, due to a decrease in non-accrual loans of $250,000, partially offset by an increase in foreclosed real estate of $57,000. The Company had no loans past due 90 days or more but still accruing at June 30, 2026 or December 31, 2025.

Other assets increased $821,000, or 8.9%, to $10.0 million at June 30, 2026 from $9.2 million at December 31, 2025 as a result of normal operations.

The table below shows changes in deposit balances by type of deposit account between June 30, 2026 and December 31, 2025:

	At June 30,	At December 31,	Change
	2026	2025	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$96,476	$96,103	$373	0.4%
Interest bearing	64,386	62,346	2,040	3.3%
Time deposits less than or equal to $250,000	180,479	174,211	6,268	3.6%
Money market	155,223	159,212	(3,989)	(2.5)%
Savings	49,984	51,788	(1,804)	(3.5)%
Total core deposits	546,548	543,660	2,888	0.5%
Non-core deposits
Time deposits greater than $250,000	31,692	29,617	2,075	7.0%
Total non-core deposits	31,692	29,617	2,075	7.0%
Total deposits	$578,240	$573,277	$4,963	0.9%

The increase in total deposits was primarily due to a 3.6% increase in time deposits less than or equal to $250,000, a 7.0% increase in time deposits greater than $250,000 and a 3.3% increase in interest-bearing demand deposits, as a result of increased customer demand for these types of products as the result of the competitive interest rate environment. The increases were partially offset by a 2.5% decrease in money market accounts and a 3.5% decrease in savings accounts. Our strategic focus remains centered on organic growth of deposits among our retail and commercial customers to maintain low reliance on wholesale funding and to strengthen customer relationships. At June 30, 2026 and December 31, 2025, our percentage of uninsured deposits to total deposits was 10.9% and 11.3%, respectively.

Total stockholders’ equity increased $3.1 million, or 2.2%, to $144.8 million at June 30, 2026 from $141.6 million at December 31, 2025. The increase in stockholders’ equity was primarily attributed to $4.1 million in net income earned during the six months ended June 30, 2026, partially offset by dividends declared and paid of $1.3 million during the same time period.

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025

General. Net income increased to $2.2 million during the three months ended June 30, 2026, or $0.29 per diluted share, an increase of $254,000, or 13.2%, compared to net income of $1.9 million, or $0.25 per diluted share, for the three months ended June 30, 2025. Our financial performance for the three months ended June 30, 2026 was positively impacted primarily by higher net interest income.

Net Interest Income. Net interest income for the second quarter of 2026 increased by $771,000, or 12.6%, to $6.9 million as compared to $6.1 million for the second quarter of 2025. Net interest margin and interest rate spread were 4.06% and 3.46%, respectively, for the three months ended June 30, 2026 as compared to 3.84% and 3.32%, respectively, for the three months ended June 30, 2025.

Interest Income. Interest income for the three months ended June 30, 2026 was $9.4 million, an increase of $281,000, or 3.1%, compared to $9.1 million for the three months ended June 30, 2025. The increase in interest income from the prior year quarter was primarily due to $42.0 million, or 6.6%, increase in the average balance of interest-earning assets, partially offset by a 19 basis point decrease in the average yield on interest-earning assets. During the second quarter of 2026 as compared to the same period in 2025, there was a $306,000, or 113.3%, increase in interest income on interest-earning deposits due to a $37.6 million increase in the average balance of interest-earnings deposits. This increase was partially offset by a 42 basis point decrease in the average yield on interest-earnings deposits.

Interest Expense. Interest expense for the three months ended June 30, 2026 was $2.5 million, a decrease of $490,000, or 16.4%, from $3.0 million for the three months ended June 30, 2025. The decrease in interest expense when compared to the prior year quarter was primarily due to a 33 basis points decrease in average interest rate paid on interest-bearing liabilities and a $15.1 million, or 3.0%, decrease in the average balance of interest-bearing liabilities. During the second quarter of 2026 as compared to the same period in 2025, interest expense on deposits decreased by $476,000, or 16.1%, due to a 33 basis points decrease in the average interest rate paid on deposit accounts and a $14.3 million, or 2.9%, decrease in the average balance of interest-bearing deposits. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. Average interest-bearing deposit balances decreased 2.9% during the second quarter of 2026 when compared to the second quarter of 2025 due to a decrease in all deposit categories except money market accounts.

Provision for Credit Losses. The Company recorded a $119,000 provision for credit losses for the three months ended June 30, 2026, as compared to no provision for the three months ended June 30, 2025. Of the amount recorded for the second quarter of 2026, $169,000 related to a provision recorded to the allowance for credit losses for unfunded commitments, and $50,000 related to a credit recorded to the allowance for credit losses on the loan portfolio. The allowance for credit losses on loans and unfunded commitments and the corresponding provision for credit losses of $119,000 recognized during the second quarter of 2026 was primarily the result of an increase in outstanding unfunded commitments between the periods. The decrease in the allowance for credit losses on the loan portfolio was primarily related to a decrease in the calculated reserve rates, including the expected quantitative losses inclusive of forecasted economic trends, and the qualitative factor loss rates related to economic factors. The decrease primarily related to the commercial real estate and residential mortgage loan pools, partially offset by an increase in the calculation of expected losses for the commercial loan pool.

Non-Interest Income. Non-interest income was $749,000 for the three months ended June 30, 2026, a decrease of $51,000, or 6.4%, as compared to $800,000 for the three months ended June 30, 2025. The decrease was primarily due to a $65,000 decrease in gain on equity securities that were held in the prior year period, partially offset by a $28,000 increase in earnings on bank-owned life insurance.

Non-Interest Expense. Non-interest expense was $4.9 million for the three months ended June 30, 2026, an increase of $248,000, or 5.4%, as compared to $4.6 million for the three months ended June 30, 2025. The increase from the prior year quarter was primarily related to an increase in the cost of health insurance, taxes, and other non-salary benefits of $236,000, or 8.3%, and an increase in occupancy and equipment of $27,000, or 4.4%, partially offset by a decrease in data processing of $31,000, or 6.8%.

Income Tax Expense. Income tax expense was $477,000 for the three months ended June 30, 2026, an increase of $99,000, or 26.2%, as compared to $378,000 for the three months ended June 30, 2025. The increase in income tax expense from the prior year quarter was due to an increase in pre-tax income during the current quarter as well as an increase in the effective tax rate, which was due to an increase in taxable income earned during the second quarter of 2026. The effective tax rate was 18.0% for three months ended June 30, 2026 as compared to 16.5% for the three months ended June 30, 2025.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025

General. Net income was $4.1 million for the six months ended June 30, 2026, or $0.56 per diluted share, an increase of $1.1 million, or 37.7%, compared to net income of $3.0 million, or $0.39 per diluted share, for the six months ended June 30, 2025. Net income for the six months ended June 30, 2026 was positively impacted by a $2.0 million, or 17.0% increase in net interest income, when compared to the first half of 2025.

Net Interest Income. Net interest income for the six months ended June 30, 2026 increased by $2.0 million, or 17.0%, to $13.6 million as compared to $11.6 million for the first half of 2025. Net interest margin and interest rate spread were 4.04% and 3.45%, respectively, for the six months ended June 30, 2026 as compared to 3.67% and 3.13%, respectively, for the six months ended June 30, 2025.

Interest Income. Interest income increased by $968,000, or 5.5%, to $18.4 million for the six months ended June 30, 2026 when compared to $17.5 million for the six months ended June 30, 2025. This increase was primarily due to an increase in the average balance of interest-earning assets of $38.7 million, or 6.1%, when compared to the previous period. Interest earned on interest-earning deposits increased by $541,000, or 107.3%, primarily due to a $34.1 million, or 134.4%, increase in the average balance of interest-earning deposits. Interest earned on loans increased by $474,000, or 2.9%, due to an increase in the average balance of loans of $5.6 million, or 1.0%, along with an 11 basis points increase in the average yield earned on loans due to loans originating and rates resetting at higher interest rates.

Interest Expense. Interest expense decreased $997,000, or 16.9%, to $4.9 million for the six months ended June 30, 2026, compared to $5.9 million for the six months ended June 30, 2025. The decrease in interest expense was primarily due to a 35 basis points decrease in average interest rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities of $14.3 million, or 2.9%. During the first half of 2026, there was a $946,000 decrease in interest expense on interest-bearing deposit accounts when compared to the first half of 2025 due to a 33 basis points decrease in the average interest rate paid on interest-bearing deposit accounts along with a decrease in average balance of interest-bearing deposits of $12.0 million, or 2.5%. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition.

Provision for Credit Losses. The Company recorded a net provision for credit losses of $5,000 on loans and unfunded commitments during the six months ended June 30, 2026, as compared to a $48,000 provision for credit losses during the six months ended June 30, 2025. For the first half of 2026, $133,000 related to a provision recorded to the allowance for credit losses for unfunded commitments, and $128,000 related to a credit recorded to the allowance for credit losses on the loan portfolio. The increase in the allowance for credit losses on unfunded commitments and the corresponding provision for credit losses recognized during the first half of 2026 was primarily the result of an increase in outstanding unfunded commitments between the periods. The decrease in the allowance for credit losses on the loan portfolio was primarily related to a decrease in the calculated reserve rates, including the expected quantitative losses inclusive of forecasted economic trends, and the qualitative factor loss rates related to economic factors. The decrease primarily related to the commercial real estate and residential mortgage loan pools, partially offset by an increase in the calculation of expected losses for the commercial loan pool.

Non-Interest Income. Non-interest income decreased by $72,000, or 4.7%, to $1.5 million for the six months ended June 30, 2026, when compared to the six months ended June 30, 2025. The decrease was primarily due to a $111,000 decrease in gain on equity securities that were held in the prior year period and a $14,000 decrease in earnings on annuity assets, partially offset by a $53,000 increase in earnings on bank-owned life insurance and a $12,000 increase in service charges and fees.

Non-Interest Expense. Non-interest expense was $10.0 million for the six months ended June 30, 2026, an increase of $493,000, or 5.2%, as compared to $9.5 million for the six months ended June 30, 2025. The increase related primarily to an increase in the cost of health insurance, taxes, and other non-salary benefits of $628,000, or 10.9%, partially offset by a decrease in data processing costs of $130,000, or 14.2% and professional services of $37,000, or 6.5%, as a result of management's efforts to optimize operating expenses.

Income Taxes Expense. Income tax expense was $907,000 for the six months ended June 30, 2026, an increase of $322,000, or 55.0%, as compared to $585,000 for the six months ended June 30, 2025. The effective tax rate was 18.1% for the first half of 2026 and 16.4% for the first half of 2025. The increase in income tax expense from the first half of 2025 was primarily related to the increase in pre-tax income earned during the first half of 2026. The increase in the effective tax rate during the first half of 2026 was primarily due to an increase in taxable income earned during the first half of 2026.

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

We have written agreements with the FHLBNY, which allow us to borrow the maximum lending values designated by the type of collateral pledged. As of June 30, 2026, the unpaid principal balance of the fixed-rate residential, one-to four-family loans pledged to FHLBNY as collateral, was $122.7 million and the total collateral market value assigned by FHLBNY was $91.9 million. In support of arrangements entered into by certain municipal and other public sector counterparties, we have issued a letter of credit (“MULOC”) through FHLBNY to secure municipal deposits. As of June 30, 2026 we had a $1.5 million outstanding letter of credit related to municipal deposits, and as of December 31, 2025, we had no outstanding letters of credit related to municipal deposits. Such MULOCs are applied as a reduction to our total borrowing capacity with FHLBNY. As of June 30, 2026 and December 31, 2025, respectively, we had available borrowing capacity of $90.4 million and $88.0 million under the agreement with FHLBNY. At June 30, 2026 and December 31, 2025, there were no outstanding advances under this agreement.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At June 30, 2026, and December 31, 2025, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. Additionally, as of June 30, 2026, the Bank has uncollateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

Lastly, we have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of June 30, 2026 and December 31, 2025.

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

Our primary investing activities include the origination and purchase of loans and the purchase of investment securities. For the six months ended June 30, 2026, we originated loans of approximately $41.5 million as compared to approximately $37.9 million of loans originated during the six months ended June 30, 2025. Loan originations and purchases exceeded principal payments and other deductions during the six months ended June 30, 2026 by $3.0 million. There were no purchases or sales of investment securities during the six months ended June 30, 2026 and 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. Additionally, we have a commitment to provide a capital contribution to Castle Creek Launchpad Fund II (SBIC) LP, a limited partnership investment fund. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $578.2 million at June 30, 2026, as compared to $573.3 million at December 31, 2025. Approximately $196.8 million of time deposit accounts are scheduled to mature within one year as of June 30, 2026. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2026. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At June 30, 2026, the Bank exceeded all of its regulatory capital requirements.

Regulatory Capital

The federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. Effective July 1, 2026, the federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 8.00%. As of June 30, 2026 and December 31, 2025, the Bank’s Community Bank Leverage Ratio was 17.43% and 16.65%, respectively.

In order to be considered “well-capitalized” by the FDIC, a non-CBLR commercial bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At June 30, 2026 and December 31, 2025, the Bank’s Tier 1 Leverage capital ratio was 17.43% and 16.65%, respectively, and its Total Risk-Based capital ratio was 24.04% and 23.51%, respectively. Accordingly, the Bank was considered to be well-capitalized under applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

In February 2026, we committed to invest up to $2.0 million in Castle Creek Launchpad Fund II (SBIC) LP, a limited partnership investment fund. During the six months ended June 30, 2026, we funded an initial capital contribution of $248,000. As of June 30, 2026, the remaining unfunded commitment was $1.8 million. Future funding is subject to capital calls by the fund's general partner in accordance with the terms of the partnership agreement. Because no additional capital has been called, the unfunded commitment is not reflected as a liability in the consolidated statement of financial condition. We do not believe this commitment will have a material adverse effect on our liquidity, capital resources, or results of operations.

Other than the limited partnership investment commitment and our loan commitments, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments outstanding as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended June 30, 2026.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (2)

April 1 through April 30, 2026	3,168	$15.85	—	—
May 1 through May 31, 2026	—	—	—	—
June 1 through June 30, 2026	—	—	—	—
Total	3,168	$15.85	—	—

(1)
Shares purchased represent shares that were elected to be withheld from the vesting of restricted stock awards to cover income tax withholdings for the individuals upon vesting.
(2)
On October 22, 2025, our Board of Directors adopted a plan to repurchase up to 5% of our outstanding shares of common stock. On July 28, 2026, the Company commenced repurchases of shares under this plan. The plan allows for a maximum number of 393,191 shares to be repurchased.

Item 5. Other Information

During the second quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

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

LAKE SHORE BANCORP, INC.
(Registrant)

August 11, 2026	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

August 11, 2026	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)