Form 10-Q
period 2026-09-30
Lake Shore Bancorp, Inc. /MD/
filed 2026-11-10
CIK 2059653

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

There were 7,718,506 shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 5, 2026.

PART I Financial Information

Item 1. Financial Statements

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Financial Condition (Unaudited)

	September 30,	December 31,
	2026	2025
	(Dollars in thousands, except per share data)
	(Unaudited)
Assets
Cash and due from banks	$3,566	$3,035
Interest-earning deposits	54,121	61,245
Cash and Cash Equivalents	57,687	64,280
Securities available for sale, at fair value	48,224	56,138
Federal Home Loan Bank stock, at cost	666	673
Loans receivable, net of allowance for credit losses of $5,251 in 2026 and $4,884 in 2025	574,089	555,441
Premises and equipment, net	6,781	7,050
Accrued interest receivable	3,201	3,007
Bank-owned life insurance	32,272	31,525
Other assets	11,324	9,209
Total Assets	$734,244	$727,323
Liabilities and Stockholders' Equity
Liabilities
Deposits:
Interest-bearing	$471,938	$477,174
Non-interest-bearing	108,407	96,103
Total Deposits	580,345	573,277
Advances from borrowers for taxes and insurance	1,691	3,046
Other liabilities and accrued interest payable	10,613	9,361
Total Liabilities	592,649	585,684
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $0.01 par value per share, 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued or outstanding at September 30, 2026 or December 31, 2025	—	—
Common stock, $0.01 par value per share, 40,000,000 shares authorized at September 30, 2026 and December 31, 2025; 7,779,898 shares issued and outstanding at September 30, 2026, including 84,829 unvested shares, and 7,836,100 shares issued and outstanding at December 31, 2025, including 80,094 unvested shares	78	78
Additional paid-in capital	64,245	65,577
Unearned shares held by ESOP	(4,563)	(4,711)
Retained earnings	92,819	88,398
Accumulated other comprehensive loss	(10,984)	(7,703)
Total Stockholders' Equity	141,595	141,639
Total Liabilities and Stockholders' Equity	$734,244	$727,323

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
	(Unaudited)
Interest Income
Loans, including fees	$8,705	$8,193	$25,401	$24,415
Investment securities, taxable	140	166	445	481
Investment securities, tax-exempt	198	199	594	632
Interest-earning deposits	591	793	1,636	1,297
Total Interest Income	9,634	9,351	28,076	26,825
Interest Expense
Deposits	2,467	2,966	7,311	8,756
Long-term debt	—	18	—	96
Finance lease and other	26	12	72	31
Total Interest Expense	2,493	2,996	7,383	8,883
Net Interest Income	7,141	6,355	20,693	17,942
Provision for Credit Losses	290	(269)	296	(221)
Net Interest Income After Provision for Credit Losses	6,851	6,624	20,397	18,163
Non-Interest Income
Service charges and fees	276	276	799	786
Debit card fees	193	198	571	586
Earnings on bank-owned life insurance	257	469	747	907
Unrealized gain on equity securities	—	79	—	190
Recovery on previously impaired investment securities	—	1	—	4
Earnings on annuity assets	17	24	49	69
Other	49	18	78	48
Total Non-Interest Income	792	1,065	2,244	2,590
Non-Interest Expense
Salaries and employee benefits	3,090	2,855	9,487	8,624
Occupancy and equipment	617	630	1,979	1,921
Data processing	353	514	1,139	1,429
Professional services	268	303	796	868
Telephone and communications	78	76	229	247
FDIC insurance	77	78	228	224
Postage and supplies	66	94	190	231
Advertising	6	18	17	44
Other	280	275	766	758
Total Non-Interest Expense	4,835	4,843	14,831	14,346
Income before Income Taxes	2,808	2,846	7,810	6,407
Income Tax Expense	494	487	1,401	1,072
Net Income	$2,314	$2,359	$6,409	$5,335
Basic and diluted earnings per common share	$0.31	$0.32	$0.87	$0.70
Dividends declared per share	$0.09	$0.09	$0.27	$0.22

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended September 30,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
Net Income	$2,314	$2,359
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(3,269)	1,147
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	—	(1)
Total Other Comprehensive (Loss) Income	(3,269)	1,146
Total Comprehensive (Loss) Income	$(955)	$3,505

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
Net Income	$6,409	$5,335
Other Comprehensive (Loss) Income, net of tax benefit (expense):
Unrealized holding (losses) gains on securities available for sale, net of tax benefit (expense)	(3,281)	1,375
Reclassification adjustments related to:
Recovery on previously impaired investment securities included in net income, net of tax expense	—	(3)
Total Other Comprehensive (Loss) Income	(3,281)	1,372
Total Comprehensive Income	$3,128	$6,707

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity

Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited)

			Unearned		Accumulated
		Additional	Shares		Other
	Common	Paid-In	Held by	Retained	Comprehensive
	Stock	Capital	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2026	$78	$65,577	$(4,711)	$88,398	$(7,703)	$141,639
Net income	—	—	—	1,923	—	1,923
Other comprehensive loss, net of tax benefit of $184	—	—	—	—	(689)	(689)
ESOP shares earned (5,143 shares)	—	29	49	—	—	78
Compensation plan shares earned (8,833 shares)	1	120	—	—	—	121
Cash dividends declared ($0.09 per share)	—	—	—	(662)	—	(662)
Common stock repurchased on vesting for payroll taxes (2,102 shares)	—	(32)	—	—	—	(32)
Balance - March 31, 2026	79	65,694	(4,662)	89,659	(8,392)	142,378
Net income	—	—	—	2,173	—	2,173
Other comprehensive income, net of tax expense of $180	—	—	—	—	677	677
ESOP shares earned (5,143 shares)	—	33	49	—	—	82
Compensation plan shares earned (9,936 shares)	—	129	—	—	—	129
Cash dividends declared ($0.09 per share)	—	—	—	(663)	—	(663)
Exercise of 2012 EIP stock options (3,598 shares)	—	35	—	—	—	35
Common stock repurchased on vesting for payroll taxes (3,168 shares)	—	(50)	—	—	—	(50)
Balance - June 30, 2026	79	65,841	(4,613)	91,169	(7,715)	144,761
Net income	—	—	—	2,314	—	2,314
Other comprehensive loss, net of tax benefit of $869	—	—	—	—	(3,269)	(3,269)
ESOP shares earned (5,143 shares)	—	41	50	—	—	91
Compensation plan shares earned (10,045 shares)	—	130	—	—	—	130
Cash dividends declared ($0.09 per share)	—	—	—	(664)	—	(664)
Exercise of 2006 EIP stock options, net of shares withheld for exercise price and payroll taxes (21,170 shares)	—	115	—	—	—	115
Repurchased common stock to authorized and unissued pursuant to repurchase plan (105,090 shares)	(1)	(1,882)	—	—	—	(1,883)
Balance - September 30, 2026	$78	$64,245	$(4,563)	$92,819	$(10,984)	$141,595

				Unearned		Accumulated
		Additional		Shares		Other
	Common	Paid-In	Treasury	Held by	Retained	Comprehensive
	Stock	Capital	Stock	ESOP	Earnings	Loss	Total
	(Dollars in thousands, except per share data)
Balance - January 1, 2025	$68	$31,201	$(13,304)	$(938)	$82,805	$(9,964)	$89,868
Net income	—	—	—	—	1,057	—	1,057
Other comprehensive income, net of tax expense of $3	—	—	—	—	—	13	13
ESOP shares earned (2,688 shares)	—	10	—	21	—	—	31
Compensation plan shares granted (36,849 shares)	—	(256)	256	—	—	—	—
Compensation plan shares earned (10,586 shares)	—	89	—	—	—	—	89
Cash dividends declared ($0.13 per share)	—	—	—	—	(361)	—	(361)
Common stock repurchased to treasury on vesting for payroll taxes (2,914 shares)	—	—	(35)	—	—	—	(35)
Balance - March 31, 2025	68	31,044	(13,083)	(917)	83,501	(9,951)	90,662
Net income	—	—	—	—	1,919	—	1,919
Other comprehensive income, net of tax expense of $57	—	—	—	—	—	213	213
ESOP shares earned (2,688 shares)	—	9	—	21	—	—	30
Compensation plan shares earned (7,900 shares)	—	76	—	—	—	—	76
Common stock repurchased on vesting for payroll taxes (1,490 shares)	—	—	(16)	—	—	—	(16)
Balance - June 30, 2025	68	31,129	(13,099)	(896)	85,420	(9,738)	92,884
Net income	—	—	—	—	2,359	—	2,359
Other comprehensive income, net of tax expense of $305	—	—	—	—	—	1,146	1,146
ESOP shares earned (7,598 shares)	—	23	—	72	—	—	95
Compensation plan shares earned (6,284 shares)	—	66	—	—	—	—	66
Cash dividends declared ($0.09 per share)	—	—	—	—	(658)	—	(658)
Second-step conversion and stock offering:							—
Lake Shore, MHC shares sold in public offering, net of offering costs of $2,307	10	34,089	—	—	—	—	34,099
Purchase by ESOP	—	—	—	(3,960)	—	—	(3,960)
Treasury stock retired			13,099				13,099
Contribution from Lake Shore, MHC	—	176	—	—	—	—	176
Balance - September 30, 2025	$78	$65,483	$—	$(4,784)	$87,121	$(8,592)	$139,306

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3549) (see Note 1)

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
	(Unaudited)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,409	$5,335
Adjustments to reconcile net income to net cash provided by operating activities:
Net amortization of investment securities	44	52
Net amortization of deferred loan costs	324	275
Provision for credit losses	296	(221)
Recovery on previously impaired investment securities	—	(4)
Unrealized gain on equity securities	—	(190)
Loss on disposal of premises and equipment	—	2
Depreciation and amortization of premises and equipment	421	462
Deferred income tax benefit	(392)	(154)
Increase in cash surrender value of bank-owned life insurance	(747)	(907)
ESOP shares committed to be released	251	156
Stock based compensation expense	379	231
Increase in accrued interest receivable	(194)	(184)
(Increase) decrease in other assets	(496)	319
Increase in other liabilities	1,421	746
Increase in annuity assets	(49)	(69)
Net Cash Provided by Operating Activities	7,667	5,849
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in debt securities:
Maturities, prepayments, and calls	3,717	2,324
Purchases of Federal Home Loan Bank of New York Stock	(6)	—
Redemptions of Federal Home Loan Bank of New York Stock	13	394
Loan principal collections and originations, net	(19,422)	(8,073)
Proceeds from surrender of bank-owned life insurance	—	1,163
Investment in limited partnership	(248)	—
Additions to premises and equipment	(152)	(577)
Net Cash Used In Investing Activities	(16,098)	(4,769)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock, net of offering costs and ESOP purchase	—	43,241
Repurchased common stock to authorized and unissued pursuant to repurchase plan	(1,872)	—
Net increase in deposits	7,068	17,367
Net decrease in advances from borrowers for taxes and insurance	(1,355)	(1,786)
Repayment of long-term debt	—	(8,250)
Repayment of finance lease obligation	(82)	(75)
Proceeds from stock options exercised	190	—
Shares of common stock repurchased or withheld for payroll taxes upon vesting and exercise	(122)	(51)
Cash dividends paid	(1,989)	(1,019)
Net Cash Provided by Financing Activities	1,838	49,427
Net (Decrease) Increase in Cash and Cash Equivalents	(6,593)	50,507
CASH AND CASH EQUIVALENTS - BEGINNING	64,280	33,131
CASH AND CASH EQUIVALENTS - ENDING	$57,687	$83,638
SUPPLEMENTARY CASH FLOWS INFORMATION
Interest paid	$7,406	$8,940
Income taxes paid (U.S. Federal)	$1,810	$1,288
Income taxes paid (NY State)	$—	$—
SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Unrealized (loss) gain on securities available for sale	$(4,153)	$1,740
Foreclosed real estate acquired in settlement of loans	$57	$—

See notes to unaudited consolidated financial statements.

Lake Shore Bancorp, Inc. and Subsidiary

Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of Presentation and Significant Accounting Policies and Estimates

The interim unaudited consolidated financial statements include the accounts of Lake Shore Bancorp, Inc. (the “Company”, “Lake Shore Bancorp”, “us”, “our”, or “we”), and Lake Shore Bank (the “Bank”), its wholly owned subsidiary. All intercompany accounts and transactions of the consolidated subsidiary have been eliminated in consolidation. On July 18, 2025, the Company underwent a Second Step Conversion, as more fully described below.

The interim unaudited consolidated financial statements included herein as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and therefore, do not include all information or footnotes necessary for a complete presentation of the consolidated statements of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet at December 31, 2025 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information and to make the financial statements not misleading. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The consolidated statements of income for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for any subsequent period or the entire year ending December 31, 2026.

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

Share and per share amounts related to periods prior to the date of Conversion (July 18, 2025) have been adjusted to give retroactive recognition to the exchange ratio applied in the Conversion (1.3549) as applicable.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the statement of financial condition date of September 30, 2026 for items that should potentially be recognized or disclosed in the unaudited consolidated financial statements. The evaluation was conducted through the date these unaudited consolidated financial statements were issued.

As previously disclosed on a Current Report on Form 8-K, on October 21, 2026, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on November 11, 2026 to stockholders of record as of November 2, 2026.

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

Other accounting standards that have been issued by the FASB or other standard-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations, or cash flows.

Note 3 – Investment Securities

The amortized cost and fair value of securities are as follows:

	September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,004	$—	$(146)	$1,858
Municipal bonds	40,004	—	(10,364)	29,640
Mortgage-backed securities:
Collateralized mortgage obligations-private label	7	—	(1)	6
Collateralized mortgage obligations-government sponsored entities	6,663	—	(1,001)	5,662
Government National Mortgage Association	43	—	(4)	39
Federal National Mortgage Association	9,022	—	(1,504)	7,518
Federal Home Loan Mortgage Corporation	4,384	—	(884)	3,500
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$62,128	$—	$(13,904)	$48,224

	December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
SECURITIES
Debt Securities Available for Sale
U.S. government agencies	$2,004	$—	$(67)	$1,937
Municipal bonds	40,665	—	(6,825)	33,840
Mortgage-backed securities:
Collateralized mortgage obligations-private label	8	—	—	8
Collateralized mortgage obligations-government sponsored entities	8,649	—	(885)	7,764
Government National Mortgage Association	47	—	(2)	45
Federal National Mortgage Association	9,772	1	(1,236)	8,537
Federal Home Loan Mortgage Corporation	4,742	1	(737)	4,006
Asset-backed securities-government sponsored entities	1	—	—	1
Total Debt Securities Available for Sale	$65,888	$2	$(9,752)	$56,138

Debt Securities

All of the Company's collateralized mortgage obligations are backed by one- to four-family residential mortgages.

At September 30, 2026 and December 31, 2025, seventeen municipal bonds with an amortized cost of $5.1 million and fair value of $3.6 million and sixteen municipal bonds with an amortized cost of $4.7 million and fair value of $3.6 million, respectively, were pledged as collateral for customer deposits in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. At September 30, 2026 and December 31, 2025, no securities were pledged as collateral to the Federal Reserve Bank ("FRB"), to the Federal Home Loan Bank of New York ("FHLBNY"), or for any other purposes.

The following table sets forth the Company’s investment in available for sale debt securities with gross unrealized losses of less than twelve months and gross unrealized losses of twelve months or more and associated fair values for which an allowance for credit losses has not been recorded for the periods indicated:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
September 30, 2026
U.S. government agencies	$—	$—	$1,858	$(146)	$1,858	$(146)
Municipal bonds	2,981	(329)	26,659	(10,035)	29,640	(10,364)
Mortgage-backed securities	59	(1)	16,352	(3,393)	16,411	(3,394)
	$3,040	$(330)	$44,869	$(13,574)	$47,909	$(13,904)

December 31, 2025
U.S. government agencies	$—	$—	$1,937	$(67)	$1,937	$(67)
Municipal bonds	—	—	32,794	(6,825)	32,794	(6,825)
Mortgage-backed securities	—	—	20,285	(2,860)	20,285	(2,860)
	$—	$—	$55,016	$(9,752)	$55,016	$(9,752)

As of September 30, 2026, the Company's investment portfolio included 20 debt securities in the "unrealized losses less than twelve months" category and 151 debt securities in the "unrealized losses twelve months or more" category. As of December 31, 2025, the Company's investment portfolio included no debt securities in the "unrealized losses less than twelve months" category and 164 debt securities in the "unrealized losses twelve months or more" category.

As of September 30, 2026, the Company had 171 debt securities with a fair value of $47.9 million in an unrealized loss position. As of December 31, 2025, the Company had 164 debt securities with a fair value of $55.0 million in an unrealized loss position. The Company reviews securities in an unrealized loss position to evaluate credit risk. The Company considers payment history, risk ratings from external parties, financial statements for municipal and corporate securities, public statements from issuers and other available credible published sources in evaluating credit risk. In this review, the Company did not identify any credit risk, and therefore, no allowance for credit losses on securities available for sale was recorded as of September 30, 2026 or December 31, 2025. The unrealized losses are attributed to noncredit-related factors including changes in interest rates and other market conditions. The Company does not have the intent to sell any of these securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The contractual terms of the investments do not permit the issuers to settle the securities at a price less than the cost basis of the investments. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Accrued interest of $301,000 as of September 30, 2026 and $248,000 as of December 31, 2025 on available-for-sale debt securities is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the three and nine months ended September 30, 2026 and 2025, the Company did not sell any debt securities.

Scheduled contractual maturities of debt securities are as follows:

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
September 30, 2026:
Less than one year	$1,406	$1,370
After one year through five years	3,202	2,915
After five years through ten years	13,955	11,404
After ten years	23,445	15,809
Mortgage-backed securities	20,119	16,725
Asset-backed securities	1	1
Total Debt Securities	$62,128	$48,224

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

Equity Securities

At January 1, 2025, the Company held 22,368 shares of Federal Home Loan Mortgage Corporation ("FHLMC") common stock, included within securities, at fair value, on the consolidated statement of financial condition. During the year ended December 31, 2025, the Company sold these shares for proceeds of $223,000. Accordingly, the Company held no marketable equity securities included in the securities portfolio and measured at fair value through earnings at September 30, 2026. During the three and nine months ended September 30, 2025, the Company recognized an unrealized gain of $79,000 and $190,000, respectively, on the equity securities, which was recorded in non-interest income in the consolidated statement of income. There were no purchases or sales of equity securities during the three and nine months ended September 30, 2026 and 2025.

Note 4 - Loans and Allowance for Credit Losses

Loans consisted of the following segments as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$141,008	$150,095
Home Equity	46,975	46,970
Commercial (2)	352,046	327,352
Total real estate loans	540,029	524,417
Other Loans:
Commercial	23,331	17,430
Consumer (3)	13,334	15,466
Total gross loans	576,694	557,313
Net deferred loan costs	2,646	3,012
Allowance for credit losses on loans	(5,251)	(4,884)
Loans receivable, net	$574,089	$555,441

(1)
There were no one- to four-family construction loans at September 30, 2026 or December 31, 2025.
(2)
Includes commercial construction loans of $25.6 million and $18.8 million at September 30, 2026 and December 31, 2025, respectively.
(3)
Includes overdraft protection of $46,000 and $24,000 at September 30, 2026 and December 31, 2025, respectively.

Real estate loans of approximately $119.1 million and $116.8 million in unpaid principal balance were pledged as collateral for FHLBNY advances as of September 30, 2026 and December 31, 2025, respectively.

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

Accrued interest on loans of $2.8 million at September 30, 2026 and $2.7 million at December 31, 2025 is included in accrued interest receivable on the consolidated statements of financial condition and is excluded from the estimate of credit losses.

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

The following tables detail the changes in the allowance for credit losses by loan segment as well as the distribution of the allowance for credit losses and gross loans receivable by loan segment and allowance evaluation method at or for the three and nine months ended September 30, 2026 and 2025.

	Real Estate Loans			Other Loans
	One- to Four-Family (1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2026
Allowance for Credit Loss on Loans
Balance – July 1, 2026	$743	$105	$3,708	$185	$6	$4,747
Charge-offs	—	—	—	—	(20)	(20)
Recoveries	—	—	—	—	2	2
Provision for credit losses	70	10	389	34	19	522
Balance – September 30, 2026	$813	$115	$4,097	$219	$7	$5,251
Balance - January 1, 2026	$721	$100	$3,916	$140	$7	$4,884
Charge-offs	—	—	—	—	(32)	(32)
Recoveries	—	—	—	—	6	6
Provision for credit losses	92	15	181	79	26	393
Balance – September 30, 2026	$813	$115	$4,097	$219	$7	$5,251
Ending balance: individually evaluated	$13	$—	$—	$—	$—	$13
Ending balance: collectively evaluated	$800	$115	$4,097	$219	$7	$5,238

Gross Loans Receivable (3):
Ending balance	$141,008	$46,975	$352,046	$23,331	$13,334	$576,694
Ending balance: individually evaluated	$1,539	$52	$76	$—	$—	$1,667
Ending balance: collectively evaluated	$139,469	$46,923	$351,970	$23,331	$13,334	$575,027

(1)
There were no one-to four-family construction loans at September 30, 2026.
(2)
Includes commercial construction loans of $25.6 million at September 30, 2026.
(3)
Gross Loans Receivable does not include allowance for credit losses of $(5,251) or net deferred loan costs of $2,646.

	Real Estate Loans			Other Loans
	One- to Four-Family (1)	Home Equity	Commercial Real Estate (2)	Commercial	Consumer	Total
	(Dollars in thousands)
September 30, 2025
Allowance for Credit Loss on Loans
Balance – July 1, 2025	$734	$106	$4,167	$147	$10	$5,164
Charge-offs	—	—	—	—	(8)	(8)
Recoveries	—	—	—	—	1	1
Provision for credit losses	(25)	(3)	(262)	(2)	4	(288)
Balance – September 30, 2025	$709	$103	$3,905	$145	$7	$4,869
Balance - January 1, 2025	$390	$137	$4,171	$421	$14	$5,133
Charge-offs	—	—	—	—	(21)	(21)
Recoveries	4	—	—	—	2	6
Provision for credit losses	315	(34)	(266)	(276)	12	(249)
Balance – September 30, 2025	$709	$103	$3,905	$145	$7	$4,869
Ending balance: individually evaluated	$—	$—	$—	$—	$—	$—
Ending balance: collectively evaluated	$709	$103	$3,905	$145	$7	$4,869

Gross Loans Receivable (3):
Ending balance	$152,011	$47,330	$324,449	$18,068	$12,539	$554,397
Ending balance: individually evaluated	$1,600	$104	$93	$—	$—	$1,797
Ending balance: collectively evaluated	$150,411	$47,226	$324,356	$18,068	$12,539	$552,600

(1)
There were no one-to four-family construction loans at September 30, 2025.
(2)
Includes commercial construction loans of $16.5 million at September 30, 2025.
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

Allowance for Credit Losses on Unfunded Loan Commitments

The Company’s allowance for credit losses on unfunded loan commitments is recognized as a liability and included within other liabilities on the unaudited consolidated statements of financial condition, with adjustments to the reserve recognized in the provision for credit losses on the unaudited consolidated statements of income. The Company’s activity in the allowance for credit losses on unfunded loan commitments for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025 was as follows:

For the nine months ended September 30, 2026
(Dollars in thousands)
Balance at December 31, 2025	$361
Provision for credit losses	(36)
Balance at March 31, 2026	325
Provision for credit losses	169
Balance at June 30, 2026	494
Provision for credit losses	(230)
Balance at September 30, 2026	$264

For the nine months ended September 30, 2025
(Dollars in thousands)
Balance at December 31, 2024	$314
Provision for credit losses	9
Balance at March 31, 2025	323
Provision for credit losses	—
Balance at June 30, 2025	323
Provision for credit losses	19
Balance at September 30, 2025	$342

Non-accrual Loans and Delinquency Status

The following table presents the amortized cost basis of loans on non-accrual status and loans on non-accrual status with no allowance for credit losses recorded. The Company did not have any loans past due 90 days or more and still accruing at September 30, 2026 and December 31, 2025.

	Total Non-accrual		Non-accrual with no Allowance for Credit Losses
	September 30,	December 31,	September 30,	December 31,
	2026	2025	2026	2025
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family (1)	$1,572	$1,525	$1,375	$1,388
Home Equity	56	66	56	66
Commercial Real Estate (2)	76	89	76	89
Other Loans:
Commercial	—	—	—	—
Consumer	—	—	—	—
Total loans	$1,704	$1,680	$1,507	$1,543

(1)
There were no non-accrual one- to four-family construction loans at September 30, 2026 or December 31, 2025.
(2)
There were no non-accrual commercial construction loans at September 30, 2026 or December 31, 2025.

There was no interest income recognized on non-accrual loans during the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025. The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. A loan does not have to be 90 days delinquent in order to be classified as non-accrual. When interest accrual is discontinued, all unpaid accrued interest is reversed. If ultimate collection of principal is in doubt, all cash receipts on non-accrual loans are applied to reduce the principal balance.

The following tables provide an analysis of past due loans as of the dates indicated:

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
September 30, 2026:
Real Estate Loans:
Residential, one- to four-family (1)	$1,614	$326	$655	$2,595	$138,413	$141,008
Home equity	253	111	12	376	46,599	46,975
Commercial (2)	—	—	76	76	351,970	352,046
Other Loans:
Commercial	—	—	—	—	23,331	23,331
Consumer	7	3	—	10	13,324	13,334
Total	$1,874	$440	$743	$3,057	$573,637	$576,694

	30-59 Days	60-89 Days	90 Days or More	Total Past	Current	Total Gross Loans
	Past Due	Past Due	Past Due	Due	Due	Receivable
	(Dollars in thousands)
December 31, 2025:
Real Estate Loans:
Residential, one- to four-family (1)	$788	$27	$674	$1,489	$148,606	$150,095
Home equity	447	137	—	584	46,386	46,970
Commercial (2)	—	—	89	89	327,263	327,352
Other Loans:
Commercial	—	—	—	—	17,430	17,430
Consumer	5	—	—	5	15,461	15,466
Total	$1,240	$164	$763	$2,167	$555,146	$557,313

(1)
There were no past due one- to four-family construction loans at September 30, 2026 or December 31, 2025.
(2)
There were no past due commercial construction loans at September 30, 2026 or December 31, 2025.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. For collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is measured on an individual loan basis based on the difference between the fair value of the loan’s collateral, which is adjusted for liquidation costs, and the amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance for credit losses is required. Refer to Note 9 - Fair Value of Financial Instruments for additional information.

The following table presents an analysis of the amortized cost of collateral-dependent loans of the Company as of September 30, 2026 and December 31, 2025 by collateral type and loan segment:

	Residential	Business		Commercial		Total
	Real Estate	Assets	Land	Real Estate	Other	Loans
September 30, 2026:	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family	$1,572	$—	$—	$—	$—	$1,572
Home Equity	56	—	—	—	—	56
Commercial	—	—	—	76	—	76
Total	$1,628	$—	$—	$76	$—	$1,704
December 31, 2025:
Real Estate Loans:
Residential, one- to four-family	$1,525	$—	$—	$—	$—	$1,525
Home Equity	66	—	—	—	—	66
Commercial	—	—	—	89	—	89
Total	$1,591	$—	$—	$89	$—	$1,680

There was an allowance for credit losses of $13,000 and $6,000 recorded on the above noted collateral-dependent loans secured by residential real estate as of September 30, 2026 and December 31, 2025, respectively.

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

The following table presents gross loans by credit quality indicator by origination year at September 30, 2026 as well as gross charge-offs by year of origination for the nine months ended September 30, 2026:

	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
September 30, 2026:	(Dollars in thousands)
Residential, one-to four-family (1):
Pass	$3,204	$3,679	$4,423	$9,590	$27,674	$90,222	$—	$138,792
Substandard	—	—	—	258	116	1,842	—	2,216
Doubtful	—	—	—	—	—	—	—	—
Total	$3,204	3,679	$4,423	$9,848	$27,790	$92,064	$—	$141,008
Current period gross charge-offs	$—	—	$—	$—	$—	$—	$—	$—

Home Equity (2):
Pass	$224	$586	$24	$1,699	$1,431	$311	$42,119	46,394
Substandard	65	—	—	—	—	—	516	581
Doubtful	—	—	—	—	—	—	—	—
Total	$289	$586	$24	$1,699	$1,431	$311	$42,635	$46,975
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Real Estate (3):
Pass	$54,722	$34,331	$36,904	$18,982	$74,140	$123,098	$988	$343,165
Special mention	—	—	—	394	—	840	—	1,234
Substandard	—	—	—	—	—	7,647	—	7,647
Doubtful	—	—	—	—	—	—	—	—
Total	$54,722	$34,331	$36,904	$19,376	$74,140	$131,585	$988	$352,046
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial Loans:
Pass	$849	$5,752	$959	$564	$1,190	$1,177	$10,262	$20,753
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,622	956	2,578
Doubtful	—	—	—	—	—	—	—	—
Total	$849	$5,752	$959	$564	$1,190	$2,799	$11,218	$23,331
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Consumer Loans:
Pass	$1,334	$11,483	$71	$18	$32	$165	$231	$13,334
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$1,334	$11,483	$71	$18	$32	$165	$231	$13,334
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$32	$32

(1)
There were no one- to four-family construction loans at September 30, 2026.
(2)
Home equity loans presented with an origination year represent home equity lines-of-credit which have been converted to term loans.
(3)
Includes commercial construction loans at September 30, 2026.

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

There were no loans modified to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 or 2025.

There were no modified loans that were past due or on non-accrual as of September 30, 2026 or December 31, 2025.

There were no loans to borrowers experiencing financial difficulty during the nine months ended September 30, 2026 and 2025 that had a payment default and were modified in the twelve months prior.

Foreclosed real estate consists of property acquired in settlement of loans which is carried at its fair value less estimated selling costs. Write-downs from amortized cost to fair value less estimated selling costs are recorded at the date of acquisition or repossession and are charged to the allowance for credit losses. There was $57,000 of foreclosed real estate at September 30, 2026, and no foreclosed real estate at December 31, 2025. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process according to local requirements of the applicable jurisdiction was $508,000 at September 30, 2026 and $491,000 at December 31, 2025.

Note 5 - Deposits

Deposits consist of the following at the dates indicated:

	September 30, 2026		December 31, 2025

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Demand deposits:
Non-interest bearing	$108,407	—%	$96,103	—%
Interest bearing	64,774	0.09%	62,346	0.09%
Money market accounts	155,906	1.87%	159,212	1.91%
Savings accounts	48,805	0.06%	51,788	0.07%
Time deposits	202,453	3.27%	203,828	3.44%
Total deposits	$580,345	1.66%	$573,277	1.77%

Note 6 – Earnings per Share

Earnings per share was calculated for the three and nine months ended September 30, 2026 and 2025, in accordance with ASC 260 - Earnings Per Share, which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Basic earnings per share is based upon the weighted average number of common shares outstanding, exclusive of unearned shares held by the Employee Stock Ownership Plan of Lake Shore Bancorp, Inc. (the “ESOP”). Unvested shares of restricted stock which have voting rights and are eligible to receive dividends are included in the calculation of the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. Stock options are regarded as potential common stock and are considered in the diluted earnings per share calculations to the extent they would be dilutive and computed using the treasury stock method.

The calculated basic and diluted earnings per share are as follows.

	Three Months Ended September 30,
	2026	2025
Numerator – net income	$2,314,000	$2,359,000
Denominator:
Basic weighted average shares outstanding	7,361,518	7,386,783
Increase in weighted average shares outstanding due to:
Stock options(1)	6,260	8,568
Diluted weighted average shares outstanding(1)	7,367,778	7,395,351

Earnings per share:
Basic	$0.31	$0.32
Diluted	$0.31	$0.32

	Nine Months Ended September 30,
	2026	2025
Numerator – net income	$6,409,000	$5,335,000
Denominator:
Basic weighted average shares outstanding	7,362,778	7,570,838
Increase in weighted average shares outstanding due to:
Stock options(1)	4,156	7,896
Diluted weighted average shares outstanding(1)	7,366,934	7,578,734

Earnings per share:
Basic	$0.87	$0.70
Diluted	$0.87	$0.70

(1)
Weighted average stock options to purchase 43,175 shares under the Company's 2025 Equity Incentive Plan ("2025 EIP") at $14.85 were outstanding during the nine months ended September 30, 2026 and were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive. All stock options outstanding during the three and nine months ended September 30, 2025 were included in the calculation of diluted earnings per share as none had anti-dilutive effects.

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

The Company’s exposure to credit losses is represented by the contractual amount of these commitments. There was a $264,000 and $361,000 allowance for credit losses associated with these commitments at September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, the Company committed to invest up to $2.0 million in Castle Creek Launchpad Fund II (SBIC) LP, a limited partnership investment fund, and funded an initial capital contribution of $248,000. The funded investment does not have a readily determinable fair value, is carried at cost less impairment, and is included in other assets in the consolidated statements of financial condition. No impairment or observable price adjustments were recognized during the three and nine months ended September 30, 2026. As of September 30, 2026, the Company's remaining unfunded capital commitment was approximately $1.8 million. Future capital contributions are subject to capital calls by the fund's general partner in accordance with the terms of the limited partnership agreement. The unfunded commitment is not reflected as a liability in the Company's consolidated statements of financial condition and is included in commitments and contingencies.

The following commitments to extend credit and other obligations were outstanding as of the dates specified:

	Commitment Amount
	September 30,	December 31,
	2026	2025
	(Dollars in thousands)

Commitments to grant loans	$5,422	$17,644
Unfunded commitments to fund loans and lines of credit	99,268	92,748
Commercial and Standby letters of credit	93	720
Commitment to fund limited partnership investment	1,752	—

Note 8 – Stock-based Compensation

As of September 30, 2026, the Company had four active stock-based compensation plans, which are described below. The compensation cost related to these plans was $221,000 and $161,000 for the three months ended September 30, 2026 and 2025, respectively, and $630,000 and $387,000 for the nine months ended September 30, 2026 and 2025, respectively, and is included within salary and benefits expense in the non-interest expense section of the consolidated statements of income.

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

A summary of the status of the Stock Option Plan during the nine months ended September 30, 2026 and 2025 is presented below:

	2026			2025
	Options	Weighted Average Exercise Price	Remaining Contractual Life	Options	Weighted Average Exercise Price	Remaining Contractual Life
Outstanding at beginning of year	37,696	$10.61		37,696	$10.61
Exercised	(37,696)	10.61		—	—
Outstanding at end of period	—	—	—	37,696	10.61	1.1 years
Options exercisable at end of period	—	$—	—	37,696	$10.61	1.1 years

During the nine months ended September 30, 2026, all stock options outstanding under this plan were exercised, with an intrinsic value of $261,000. Of the options exercised, 23,132 were exercised via a net exercise, whereby 16,525 shares were withheld to cover the exercise price and $40,000 of required income tax withholdings, and 6,607 shares were issued to the optionholder. There were no remaining options outstanding or available for grant under the Stock Option Plan. At September 30, 2026, all compensation cost and expense related to the Stock Option Plan had been recognized in prior periods.

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

A summary of the status of unvested restricted stock awards under the 2012 EIP for the nine months ended September 30, 2026 and 2025 is as follows:

	For the Nine Months Ended September 30, 2026	Weighted Average Grant Price (per Share)	For the Nine Months Ended September 30, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	32,538	$7.91	77,231	$8.19
Vested	(10,656)	7.89	(44,422)	8.39
Unvested shares outstanding at end of period	21,882	$7.92	32,809	$7.92

As of September 30, 2026, there were 219,761 shares of restricted stock vested or distributed to eligible participants under the 2012 EIP and the plan expired on April 24, 2024. Accordingly, there were no remaining shares available for grant. Compensation expense related to restricted stock awards under the EIP amounted to $22,000 for both the three months ended September 30, 2026 and 2025. Compensation expense related to unvested restricted stock awards under the EIP amounted to $65,000 and $136,000 for the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026, $135,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 19 months.

A summary of the status of stock options under the 2012 EIP for the nine months ended September 30, 2026 and 2025 is presented below:

	2026				2025
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	17,749	$8.68			17,749	$8.68
Exercised	(3,598)	9.84	$20,000		—	—
Expired	(2,570)	10.61			—	—
Outstanding at end of period	11,581	$7.89	$125,000	7.6 years	17,749	$8.68	$77,000	6.4 years

Options exercisable at end of period	4,015	$7.89	$43,000	7.6 years	7,661	$9.71	$25,000	2.9 years

Compensation expense related to unvested stock options under the 2012 EIP amounted to $2,000, for the three months ended September 30, 2026 and $1,000 for the three months ended September 30, 2025. Compensation expense related to unvested stock options under the 2012 EIP amounted to $4,000 for both the nine months ended September 30, 2026 and 2025. At September 30, 2026, $14,000 of unrecognized compensation cost related to unvested stock options is expected to be recognized over a period of 31 months. During April 2024, the Company granted all remaining options available under the 2012 EIP. The 2012 EIP expired on April 24, 2024 and no additional options were available for grant nor issued after this date.

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

The Compensation Committee of the Board of Directors granted restricted stock awards under the 2025 EIP during the nine months ended September 30, 2026 as follows:

Grant Date	Number of Restricted Stock Awards	Vesting	Fair Value per Share of Award on Grant Date	Awardees

March 18, 2026	4,349	100% on March 18, 2027	$14.57	Non-employee directors
March 18, 2026	25,041	25% per year for four years with first vesting on March 18, 2027	$14.57	Employees

A summary of the status of unvested restricted stock awards under the 2025 EIP for the nine months ended September 30, 2026 and 2025 is as follows:

	For the Nine Months Ended September 30, 2026	Weighted Average Grant Price (per Share)	For the Nine Months Ended September 30, 2025	Weighted Average Grant Price (per Share)
Unvested shares outstanding at beginning of year	47,556	$12.36	—
Granted	29,390	14.57	36,849	$11.64
Vested	(13,999)	11.64	—
Unvested shares outstanding at end of period	62,947	$13.55	36,849	$11.64

As of September 30, 2026, there were 13,999 shares of restricted stock vested or distributed to eligible participants under the 2025 EIP. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $101,000 for the three months ended September 30, 2026 and $41,000 for the three months ended September 30, 2025. Compensation expense related to unvested restricted stock awards under the 2025 EIP amounted to $293,000 for the nine months ended September 30, 2026 and $90,000 for the nine months ended September 30, 2025. At September 30, 2026, $592,000 of unrecognized compensation cost related to unvested restricted stock awards is expected to be recognized over a period of 28 months.

A summary of the status of stock options under the 2025 EIP for the nine months ended September 30, 2026 is presented below:

	2026
	Options	Exercise Price	Intrinsic Value	Remaining Contractual Life
Outstanding at beginning of year	43,175	$14.85
Outstanding at end of period	43,175	$14.85	$164,000	9.2 years
Options exercisable at end of period	—	$—	$—	—

Compensation expense related to unvested stock options under the 2025 EIP amounted to $5,000 for the three months ended September 30, 2026 and $17,000 for the nine months ended September 30, 2026. At September 30, 2026, $89,000 of unrecognized cost related to unvested stock options is expected to be recognized over a period of 51 months. As of September 30, 2026, there were 286,349 shares available for grant under the 2025 EIP.

Employee Stock Ownership Plan (“ESOP”)

The Company established the ESOP for the benefit of eligible employees of the Company and Bank. All Company and Bank employees meeting certain age and service requirements are eligible to participate in the ESOP. Participants’ benefits become fully vested after five years of service once the employee is eligible to participate in the ESOP. The Company utilized $2.6 million of the proceeds of its 2006 stock offering to extend a loan to the ESOP and the ESOP used such proceeds to purchase 322,534 shares of stock on the open market at an average price of $7.90 per share, plus commission expenses. As a result of the purchase of shares by the ESOP, total stockholders’ equity of the Company was reduced by $2.6 million. As part of the Conversion, the remaining balance of $1.2 million of the original 2006 ESOP loan was paid off and refinanced with a new loan to the ESOP. The Company utilized $4.0 million of the proceeds from the 2025 stock offering to extend a loan to the ESOP and the ESOP purchased 396,036 shares of stock in the new Company at an average cost of $10.00. As a result of the purchase of shares by the ESOP, total stockholders' equity of the Company was reduced by $4.0 million. As of September 30, 2026, the balance of the loan to the ESOP was $5.0 million and the fair value of unallocated shares was $9.0 million. As of September 30, 2026, there were 106,797 allocated shares and 493,724 unallocated shares compared to 111,292 allocated shares and 493,724 unallocated shares at December 31, 2025. The ESOP compensation expense was $91,000 for the three months ended September 30, 2026 and $95,000 for the three months ended September 30, 2025 based on 5,143 shares and 7,598 shares earned in each of those quarters, respectively. The ESOP compensation expense was $251,000 for the nine months ended September 30, 2026 and $156,000 for the nine months ended September 30, 2025 based on 15,429 shares and 12,974 shares, respectively, earned in each of those nine month periods.

Note 9 - Fair Value of Financial Instruments

Management uses its best judgment in estimating the fair value of the Company’s financial instruments. However, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sale transaction on the dates indicated. The estimated fair value amounts have been measured as of September 30, 2026 and December 31, 2025 and have not been re-evaluated or updated for purposes of these unaudited consolidated financial statements subsequent to those respective dates. The estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported here.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company’s consolidated statements of financial condition contain investment securities that are recorded at fair value on a recurring basis. For financial instruments measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at September 30, 2026
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a recurring basis:
Securities:
Debt Securities Available for Sale
U.S. government agencies	$1,858	$—	$1,858	$—
Municipal bonds	29,640	—	29,640	—
Mortgage-backed securities:
Collateralized mortgage obligations-private label	6	—	6	—
Collateralized mortgage obligations-government sponsored entities	5,662	—	5,662	—
Government National Mortgage Association	39	—	39	—
Federal National Mortgage Association	7,518	—	7,518	—
Federal Home Loan Mortgage Corporation	3,500	—	3,500	—
Asset-backed securities- government sponsored entities:	1	—	1	—
Total Debt Securities Available for Sale	$48,224	$—	$48,224	$—

	Fair Value Measurements at December 31, 2025
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
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

Collateral-Dependent Loans. Loans for which repayment is substantially expected to be provided through the operations or sale of collateral are considered collateral dependent. They are held at the lower of cost or fair value, and are considered to be measured at fair value when recorded below cost. Collateral-dependent loans are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, based on either a recent appraisal performed by a third-party independent appraiser or discounted cash flows based on current market conditions. Accordingly, collateral dependent loans are classified within Level 3 of the fair value hierarchy. The Company recorded an allowance for credit losses of $13,000 related to two collateral-dependent loans as of September 30, 2026, and recorded an allowance for credit losses of $6,000 related to one collateral-dependent loan as of December 31, 2025.

Foreclosed Real Estate and Repossessed Assets. Foreclosed real estate and repossessed assets are held at the lower of cost or fair value and are considered to be measured at fair value when recorded below cost. The fair value of foreclosed real estate is calculated using independent appraisals, less estimated selling costs. Certain repossessed assets may require assumptions about factors that are not observable in an active market when determining fair value. Accordingly, foreclosed real estate and repossessed assets are classified within Level 3 of the fair value hierarchy. There was $57,000 of foreclosed real estate at September 30, 2026, related to one residential, one- to four-family property, which was included as a component of other assets on the consolidated statements of financial condition, and no foreclosed real estate at December 31, 2025. The Company did not have repossessed assets at September 30, 2026 and December 31, 2025.

Mortgage Servicing Rights. Mortgage servicing rights do not trade in an active market with readily observable market data. As a result, the Company estimates the fair value of loan servicing rights by using a discounted cash flow model to calculate the present value of estimated future net servicing income. The key assumptions used in the model include the estimated life of loans sold with servicing retained and the estimated cost to service the loans. Loan servicing rights are classified as Level 3 measurements due to the use of unobservable inputs, as well as management judgment and estimation. Mortgage servicing rights amounted to $153,000 and $163,000 at September 30, 2026 and December 31, 2025, respectively, and were included as a component of other assets on the consolidated statements of financial condition.

For assets subject to measurement at fair value on a non-recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Measured at fair value on a non-recurring basis:

At September 30, 2026
Mortgage servicing rights	$153	$—	$—	$153
Collateral-dependent loans	185	—	—	185
Foreclosed real estate	57	—	—	57

At December 31, 2025
Mortgage servicing rights	$163	$—	$—	$163
Collateral-dependent loan	131			131

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(Dollars in thousands)	Fair Value Estimate	Valuation Technique	Unobservable Input	Range	Weighted Average
At September 30, 2026
Mortgage servicing rights	$153	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.11%	0.11%
			Estimated Life of Loans	3.34 - 7.17 years	5.25 years
Collateral-dependent loans	185	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%
Foreclosed Real Estate	57	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%

At December 31, 2025
Mortgage servicing rights	$163	Discounted Cash Flow Model (1)	Servicing Fees	0.25%	0.25%
			Servicing Costs	0.10%	0.10%
			Estimated Life of Loans	4.04 - 7.68 years	5.86 years
Collateral-dependent loan	131	Appraisal of collateral (2)	Direct Disposal Costs (3)	8.00%	8.00%

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

The carrying amount and estimated fair value, based on the exit price notion, of the Company’s financial instruments, whether carried at cost or fair value, are as follows:

	Fair Value Measurements at September 30, 2026
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$57,687	$57,687	$57,687	$—	$—
Securities	48,224	48,224	—	48,224	—
Federal Home Loan Bank stock	666	666	—	666	—
Loans receivable, net	574,089	566,053	—	—	566,053
Accrued interest receivable	3,201	3,201	—	3,201	—
Bank-owned life insurance	32,272	32,272	—	32,272	—
Mortgage servicing rights	153	153	—	—	153
Financial liabilities:
Deposits	580,345	579,296	—	579,296	—
Accrued interest payable	35	35	—	35	—

	Fair Value Measurements at December 31, 2025
	Carrying	Estimated	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$64,280	$64,280	$64,280	$—	$—
Securities	56,138	56,138	—	56,138	—
Federal Home Loan Bank stock	673	673	—	673	—
Loans receivable, net	555,441	547,492	—	—	547,492
Accrued interest receivable	3,007	3,007	—	3,007	—
Bank-owned life insurance	31,525	31,525	—	31,525	—
Mortgage servicing rights	163	163	—	—	163
Financial liabilities:
Deposits	573,277	572,772	—	572,772	—
Accrued interest payable	58	58	—	58	—

Note 10 – Treasury Stock and Repurchases to Authorized and Unissued

The Company’s previous stock repurchase program adopted on August 13, 2021 was terminated effective July 18, 2025 in connection with the Conversion, and 1,459,691 shares of common stock held in treasury at a cost of $13.1 million were retired. During the nine months ended September 30, 2026, the Company issued 29,390 shares of common stock to fund awards that were granted under the 2025 Equity Incentive Plan. During the nine months ended September 30, 2026, the Company repurchased 5,270 shares upon vesting of shares under the 2012 EIP and 2025 EIP for the purpose of remitting payroll taxes on behalf of awardees who were employees, at an average cost of $15.68 per share. Following the second step conversion, shares repurchased for the purpose of remitting payroll taxes are repurchased into common stock authorized and unissued in accordance with the Company's incorporation in the State of Maryland.

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

On October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock, or 393,191 shares. Share repurchases under the plan commenced on July 28, 2026, after the one-year anniversary of the Conversion. All share repurchases are repurchased into common stock authorized and unissued. During the three months ended September 30, 2026, the Company repurchased 105,090 shares of common stock for an average cost of $17.92 per share, inclusive of fees and costs. As of September 30, 2026, 288,101 shares remained available under the repurchase plan.

Note 11 – Other Comprehensive Income (Loss)

In addition to presenting the consolidated statements of other comprehensive income herein, the following table shows the tax effects allocated to the Company’s single component of other comprehensive income for the periods presented:

	For the Three Months September 30, 2026			For the Three Months September 30, 2025
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized gains (losses) on securities available for sale:
Net unrealized (losses) gains arising during the period	$(4,138)	$869	$(3,269)	$1,452	$(305)	$1,147
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	—	—	—	(1)	—	(1)
Total Other Comprehensive (Loss) Income	$(4,138)	$869	$(3,269)	$1,451	$(305)	$1,146

	For the Nine Months September 30, 2026			For the Nine Months September 30, 2025
	Pre-Tax Amount	Tax Benefit	Net of Tax Amount	Pre-Tax Amount	Tax Expense	Net of Tax Amount
	(Dollars in thousands)
Net unrealized (losses) gains on securities available for sale:
Net unrealized (losses) gains arising during the period	$(4,153)	$872	$(3,281)	$1,740	$(365)	$1,375
Less: reclassification adjustment related to:
Recovery on previously impaired investment securities included in net income	—	—	—	(4)	1	$(3)
Total Other Comprehensive (Loss) Income	$(4,153)	$872	$(3,281)	$1,736	$(364)	$1,372

The following table presents the amounts reclassified out of the single component of the Company’s accumulated other comprehensive loss for the indicated periods:

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Income (Loss)	For the Three Months Ended September 30,		on the Consolidated
Components	2026	2025	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) on securities available for sale:
Recovery on previously impaired investment securities	$—	$(1)	Recovery on previously impaired investment securities
Total reclassification for the period	$—	$(1)	Increase to Net Income

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Loss		Affected Line Item
Comprehensive Income (Loss)	For the Nine Months Ended September 30,		on the Consolidated
Components	2026	2025	Statements of Income
	(Dollars in thousands)
Net unrealized (gains) on securities available for sale:
Recovery on previously impaired investment securities	$—	$(4)	Recovery on previously impaired investment securities
Provision for income tax expense	—	1	Income tax expense
Total reclassification for the period	$—	$(3)	Increase to Net Income

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

Overview

The following discussion and analysis is presented to assist in the understanding and evaluation of our consolidated financial condition, results of operations and other relevant statistical data. It is intended to complement the unaudited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q and should be read in conjunction therewith. The detailed discussion focuses on our consolidated financial condition as of September 30, 2026 compared to the consolidated financial condition as of December 31, 2025 and the consolidated results of operations for the three and nine months ended September 30, 2026 and 2025.

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

Recent Events

As previously disclosed on a Current Report on Form 8-K, the Board of Directors of the Company declared a cash dividend of $0.09 per share on its outstanding common stock. The dividend is expected to be paid on November 11, 2026 to stockholders of record as of November 2, 2026.

As previously disclosed on a Current Report on Form 8-K, on October 22, 2025, the Company adopted a plan to repurchase up to 5% of its outstanding shares of common stock, or 393,191 shares. On July 28, 2026, the Company commenced repurchases of shares under this plan. During the three months ended September 30, 2026, the Company repurchased 105,090 shares of common stock for an average cost of $17.92 per share, inclusive of fees and costs.

Management Strategy

There have been no material changes in the Company’s management strategy from what was disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Estimates

The Company's consolidated financial statements are prepared in accordance with GAAP. As a result, the Company is required to make certain estimates, judgments, and assumptions that it believes are reasonable based upon the information available at that time. Critical accounting estimates include the areas where the Company has made what it considers to be particularly difficult, subjective, or complex judgments concerning estimates, and where these estimates can significantly affect the Company's financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could be different from these estimates. The Company evaluates its critical accounting estimates and assumptions on an ongoing basis and updates them as needed. Significant accounting policies followed by the Company are presented in Note 2 - Summary of Significant Accounting Policies, to the Audited Consolidated Financial Statements included within Part II. Item 8. of its Annual Report on Form 10-K for the year ended December 31, 2025, and in Note 1: Basis of Presentation and Significant Accounting Policies and Estimates in Part I. Item 1. of this Form 10-Q.

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

The allowance is established through a provision for credit losses in the Consolidated Statements of Income, and evaluation of the adequacy of the allowance for credit losses is performed by management on a quarterly basis. While management uses available information to anticipate credit losses, future additions to the allowance may be necessary based on changes in economic conditions or the composition of its portfolios. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. As of September 30, 2026 and December 31, 2025, the allowance for credit losses on loans totaled $5.3 million and $4.9 million, respectively. Due to the nature and composition of the Bank's lending activities, a significant portion of the allowance for credit losses on loans is allocated to the commercial real estate portfolio. As of September 30, 2026 and December 31, 2025, the allowance for credit losses on loans allocated to the total commercial real estate portfolio was $4.1 million, or 78.0%, and $3.9 million, or 80.2%, respectively.

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

The allowance for credit losses is sensitive to various forecasted macroeconomic drivers, including the Federal Open Market Committee's ("FOMC") median forecasted U.S. civilian unemployment rate and the year-over-year change in U.S. Gross Domestic Product ("GDP"). While it is difficult to estimate how potential changes to various factors may impact the allowance for credit losses because such changes to factors may not occur at the same rate or in the same direction, management compared the modeled allowance for credit losses on loans to a hypothetical model using a downside economic forecast. Using an immediate "shock" or increase of 20 basis points in the FOMC's projected rate of U.S. civilian unemployment, and a decrease of 100 basis points in the FOMC's projected rate of U.S. GDP growth, this would increase the model's total calculated allowance for credit losses on loans by $391,000, or 7.5%, representing a seven basis points increase in the coverage ratio of the allowance for credit losses as a percentage of loans at amortized cost, assuming all other quantitative and qualitative factors are kept at current levels, as of September 30, 2026. This example is only one of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of the allowance for credit losses and does not represent management’s assumptions or judgment of factors as of September 30, 2026.

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

Average Balances, Interest and Average Yields. The following tables set forth certain information relating to our average balance sheets for each principal category, and the amount of interest income or expense associated with that category, as well as corresponding average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances over the periods indicated. The average balances for loans are net of allowance for credit losses but include non-accrual loans. The loan yields include net amortization of certain deferred fees and costs that are considered adjustments to yields. The net amortization of deferred loan fees and costs were $109,000 and $112,000 for the three months ended September 30, 2026 and 2025, respectively. The net amortization of deferred loan fees and costs were $324,000 and $275,000 for the nine months ended September 30, 2026 and 2025, respectively. Interest income on securities does not include a tax equivalent adjustment for tax exempt securities.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2026			September 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$65,275	$591	3.62%	$73,188	$793	4.33%
Securities(1)	52,699	338	2.57%	55,750	365	2.62%
Loans receivable, net(3)	567,720	8,705	6.13%	554,615	8,193	5.91%
Total interest-earning assets	685,694	$9,634	5.62%	683,553	$9,351	5.47%
Other assets	54,824			56,139
Total assets	$740,518			$739,692

Interest-bearing liabilities:
Demand & NOW accounts	$64,187	$14	0.09%	$64,619	$15	0.09%
Money market accounts	155,672	732	1.88%	163,533	1,053	2.58%
Savings accounts	49,733	8	0.06%	47,677	9	0.08%
Time deposits	207,760	1,713	3.30%	210,852	1,889	3.58%
Total interest-bearing deposits	477,352	2,467	2.07%	486,681	2,966	2.44%
Borrowed funds & other interest-bearing liabilities	3,713	26	2.80%	2,315	30	5.18%
Total interest-bearing liabilities	481,065	$2,493	2.07%	488,996	$2,996	2.45%
Other non-interest bearing liabilities	114,729			121,512
Stockholders' equity	144,724			129,184
Total liabilities & stockholders' equity	$740,518			$739,692
Net interest income		$7,141			$6,355
Interest rate spread			3.55%			3.02%
Net interest margin			4.17%			3.72%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 2.85% and 3.00% for the three months ended September 30, 2026 and 2025, respectively. Yields above are not presented on a tax equivalent basis.

(2) Annualized.

(3) Loans receivable, net is inclusive of deferred fees and costs and the allowance for credit losses on loans.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Average	Interest Income/	Yield/	Average	Interest Income/	Yield/
	Balance	Expense	Rate(2)	Balance	Expense	Rate(2)
	(Unaudited)
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$61,420	$1,636	3.55%	$41,485	$1,297	4.17%
Securities(1)	54,871	1,039	2.52%	56,585	1,113	2.62%
Loans receivable, net(3)	559,404	25,401	6.05%	551,275	24,415	5.91%
Total interest-earning assets	675,695	$28,076	5.54%	649,345	$26,825	5.51%
Other assets	53,975			53,523
Total assets	$729,670			$702,868

Interest-bearing liabilities
Demand & NOW accounts	$63,388	$44	0.09%	$63,920	$46	0.10%
Money market accounts	155,251	2,198	1.89%	156,626	2,875	2.45%
Savings accounts	50,541	24	0.06%	53,146	26	0.07%
Time deposits	205,667	5,045	3.27%	212,260	5,809	3.65%
Total interest-bearing deposits	474,847	7,311	2.05%	485,952	8,756	2.40%
Borrowed funds & other interest-bearing liabilities	3,058	72	3.14%	4,126	127	4.10%
Total interest-bearing liabilities	477,905	$7,383	2.06%	490,078	$8,883	2.42%
Other non-interest bearing liabilities	107,881			108,710
Stockholders' equity	143,884			104,080
Total liabilities & stockholders' equity	$729,670			$702,868
Net interest income		$20,693			$17,942
Interest rate spread			3.48%			3.09%
Net interest margin			4.08%			3.68%

(1) The tax equivalent adjustment for bank qualified tax exempt municipal securities, using a federal statutory rate of 21%, results in rates of 2.91% and 3.02% for the nine months ended September 30, 2026 and 2025, respectively. Yields above are not presented on a tax equivalent basis.

(2) Annualized.

(3) Loans receivable, net is inclusive of deferred fees and costs and the allowance for credit losses on loans.

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

	Three Months Ended September 30, 2026
	Compared to
	Three Months Ended September 30, 2025
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(130)	$(72)	$(202)
Securities	(7)	(20)	(27)
Loans, including fees	311	201	512
Total interest-earning assets	174	109	283
Interest-bearing liabilities:
Demand & NOW accounts	(1)	—	(1)
Money market accounts	(284)	(37)	(321)
Savings accounts	(1)	—	(1)
Time deposits	(151)	(25)	(176)
Total deposits	(437)	(62)	(499)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(14)	10	(4)
Total interest-bearing liabilities	(451)	(52)	(503)
Total change in net interest income	$625	$161	$786

	Nine Months Ended September 30, 2026
	Compared to
	Nine Months Ended September 30, 2025
	Rate	Volume	Net Change
	(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$(192)	$531	$339
Securities	(42)	(32)	(74)
Loans, including fees	617	369	986
Total interest-earning assets	383	868	1,251
Interest-bearing liabilities:
Demand & NOW accounts	(2)	—	(2)
Money market accounts	(658)	(19)	(677)
Savings accounts	(1)	(1)	(2)
Time deposits	(602)	(162)	(764)
Total deposits	(1,263)	(182)	(1,445)
Other interest-bearing liabilities:
Borrowed funds & other interest-bearing liabilities	(30)	(25)	(55)
Total interest-bearing liabilities	(1,293)	(207)	(1,500)
Total change in net interest income	$1,676	$1,075	$2,751

As shown in the above tables, the increase in net interest income for the three months ended September 30, 2026 when compared to the three months ended September 30, 2025 was primarily impacted by a decrease in average rate paid on interest-bearing liabilities, an increase in the average yield of interest-earning assets, an increase in the average balance of interest-earning assets, and a decrease in the average balance of interest-bearing liabilities. The average interest rate paid on interest-bearing liabilities decreased 38 basis points from 2.45% during the three months ended September 30, 2025 to 2.07% during the three months ended September 30, 2026. The decrease in the average interest rate paid on interest-bearing liabilities during the three months ended September 30, 2026 was primarily due to a 37 basis points decrease in the average interest rate paid on interest-bearing deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition.

The increase in the average yield of interest-earning assets was primarily due to an increase in the average yield on loans of 22 basis points as the result of originating and repricing loans at higher rates. The increase in the average balance of interest-earning assets was primarily due to a $13.1 million, or 2.4%, increase in the average balance of loans when compared to the prior year period. The average balance of interest-bearing liabilities decreased $7.9 million, from $489.0 million during the three months ended September 30, 2025 to $481.1 million during the three months ended September 30, 2026 as a result of a decrease in the average balance of deposits of $9.3 million. Net interest margin increased to 4.17% for the three months ended September 30, 2026 as compared to 3.72% for the same period of the prior year.

As shown in the above tables, the increase in net interest income for the nine months ended September 30, 2026 was primarily impacted by a decrease in the average interest rate paid on interest-bearing liabilities, an increase in the average balance of interest-earning assets, an increase in the average yield on interest-earning assets, and a decrease in the average balance of interest-bearing liabilities. The average interest rate paid on interest-bearing liabilities decreased 36 basis points from 2.42% during the nine months ended September 30, 2025 to 2.06% during the nine months ended September 30, 2026. The decrease in the average interest rate paid on interest-bearing liabilities during the nine months ended September 30, 2026 was primarily due to a 35 basis points decrease in the average interest rate paid on interest-bearing deposit accounts. The decrease in the average interest rate paid on deposit accounts was primarily due to the decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. The increase in the average balance of interest-earning assets was primarily due to a $19.9 million, or 48.1%, increase in average interest-earning deposits when compared to the prior year period. The average yield of interest-earning assets increased by three basis points to 5.54% for the nine months ended September 30, 2026 as compared to 5.51% for the same period in the prior year primarily as a result of a 14 basis point increase in the average yield on loans, partially offset by a 62 basis points decrease in the average yield on interest-earning deposits. The average balance of interest-bearing liabilities decreased $12.2 million, from $490.1 million during the nine months ended September 30, 2025 to $477.9 million during the nine months ended September 30, 2026 as a result of decreases in the average balance of interest-bearing deposits of $11.1 million and the average balance of borrowed funds and other interest-bearing liabilities of $1.1 million. Net interest margin increased to 4.08% for the nine months ended September 30, 2026 as compared to 3.68% for the same period of the prior year.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total assets at September 30, 2026 were $734.2 million, an increase of $6.9 million, or 1.0%, as compared to $727.3 million at December 31, 2025 primarily due to an increase in loans receivable, net.

Cash and cash equivalents decreased by $6.6 million, or 10.3%, from $64.3 million at December 31, 2025 to $57.7 million at September 30, 2026. The decrease in cash and cash equivalents was primarily due to an increase in loans receivable of $18.6 million, or 3.4% partially offset by an increase in deposits of $7.1 million, or 1.2%.

Securities, at fair value, decreased by $7.9 million, or 14.1%, from $56.1 million at December 31, 2025 to $48.2 million at September 30, 2026, primarily due to securities paydowns of $3.7 million, as well as a $4.2 million decrease in the market value of the securities as a result of changes in interest rates.

Net loans receivable increased during the nine months ended September 30, 2026, as shown in the table below:

	At September 30,	At December 31,	Change
	2026	2025	$	%
	(Dollars in thousands)
Real Estate Loans:
Residential, one- to four-family(1)	$141,008	$150,095	$(9,087)	(6.1)%
Home equity	46,975	46,970	5	0.0%
Commercial(2)	352,046	327,352	24,694	7.5%
Total real estate loans	540,029	524,417	15,612	3.0%
Other Loans:
Commercial	23,331	17,430	5,901	33.9%
Consumer(3)	13,334	15,466	(2,132)	(13.8)%
Total gross loans	576,694	557,313	19,381	3.5%
Net deferred loan costs	2,646	3,012	(366)	(12.2)%
Allowance for credit losses on loans	(5,251)	(4,884)	(367)	7.5%
Loans receivable, net	$574,089	$555,441	$18,648	3.4%

(1)
There were no one- to four-family construction loans at September 30, 2026 or December 31, 2025.
(2)
Includes commercial construction loans of $25.6 million and $18.8 million at September 30, 2026 and December 31, 2025, respectively.
(3)
Includes overdraft protection of $46,000 and $24,000 at September 30, 2026 and December 31, 2025, respectively.

The loans receivable, net balance increased $18.6 million, or 3.4%, from $555.4 million at December 31, 2025 to $574.1 million at September 30, 2026. The increase was primarily due to increases in commercial real estate loans and commercial loans, partially offset by decreases in residential, one- to four-family real estate loans and consumer loans. During the nine months ended September 30, 2026, we remained strategically focused on originating shorter duration, adjustable-rate loans to diversify our asset mix and to manage interest rate risk.

Asset Quality. The following tables set forth activity in our allowance for credit losses on loans and other ratios at or for the dates indicated:

	For the Nine Months Ended September 30,
	2026	2025
	(Dollars in thousands)
Balance at beginning of year	$4,884	$5,133
Provision for credit losses	393	(249)
Charge-offs:
Other loans:
Consumer	(32)	(21)
Total charge-offs	(32)	(21)
Recoveries:
Real estate loans:
Residential, one- to four-family	—	4
Other loans:
Consumer	6	2
Total recoveries	6	6
Net (charge-offs) recoveries	(26)	(15)
Balance at end of period	$5,251	$4,869

	At or for the Nine Months Ended September 30,
	2026	2025
Average loans outstanding, including fees	$559,404	$551,275
Allowance for credit losses as a percent of loans at amortized cost	0.91%	0.87%
Allowance for credit losses as a percent of non-performing loans at amortized cost	307.93%	265.57%

When compared to December 31, 2025, the current modeled allowance for credit losses related to the loan portfolio increased by approximately $367,000, or 7.51%, comprised of an increase of $300,000 as the result of an increase in loan balances and an increase of $67,000 due to an increase in reserve rate for the blended portfolio. Such allowance for credit losses was calculated utilizing a discounted cash flow model as further described in Part I Item 1 - Note 1 - Basis of Presentation and Significant Accounting Policies and Estimates.

For the Nine Months Ended September 30,
	2026	2025
Ratio of net charge-offs to average loans outstanding by loan type, annualized:
Real estate loans:
Residential, one- to four-family	—%	—%
Home equity	—%	—%
Commercial	—%	—%
Other loans:
Commercial	—%	—%
Consumer	0.17%	0.20%
Ratio of net charge-offs to average loans outstanding	—%	—%

For the nine months ended September 30, 2026, consumer loan net charge-offs to average consumer loans outstanding, annualized, improved to 0.17% from 0.20% for the prior year period. This was primarily driven by an increase in average consumer loans outstanding of $5.2 million for the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025.

	At September 30,	At December 31,
	2026	2025
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
Residential, one- to four-family(1)	$1,572	$1,525
Home equity	56	66
Commercial(2)	76	89
Other loans:
Commercial	—	—
Consumer	—	—
Total non-accrual loans	1,704	1,680
Total non-performing loans	1,704	1,680
Foreclosed real estate	57	—
Total non-performing assets	$1,761	$1,680
Ratios:
Non-performing loans as a percent of total loans at amortized cost	0.29%	0.30%
Non-performing assets as a percent of total assets	0.24%	0.23%

(1) Includes one- to four- family construction loans.

(2) Includes commercial construction loans.

Total non-performing assets increased by $81,000, or 4.8%, to $1.8 million at September 30, 2026 from $1.7 million at December 31, 2025, primarily due to an increase in foreclosed real estate of $57,000. The Company had no loans past due 90 days or more but still accruing at September 30, 2026 or December 31, 2025.

Other assets increased $2.1 million, or 23.0%, to $11.3 million at September 30, 2026 from $9.2 million at December 31, 2025 primarily as a result of an increase in deferred tax assets related to the decrease in market value of our securities available for sale, as well as normal operations.

The table below shows changes in deposit balances by type of deposit account between September 30, 2026 and December 31, 2025:

	At September 30,	At December 31,	Change
	2026	2025	$	%
	(Dollars in thousands)
Core deposits
Demand deposits and NOW accounts:
Non-interest bearing	$108,407	$96,103	$12,304	12.8%
Interest bearing	64,774	62,346	2,428	3.9%
Time deposits less than or equal to $250,000	173,337	174,211	(874)	(0.5)%
Money market	155,906	159,212	(3,306)	(2.1)%
Savings	48,805	51,788	(2,983)	(5.8)%
Total core deposits	551,229	543,660	7,569	1.4%
Non-core deposits
Time deposits greater than $250,000	29,116	29,617	(501)	(1.7)%
Total non-core deposits	29,116	29,617	(501)	(1.7)%
Total deposits	$580,345	$573,277	$7,068	1.2%

The increase in total deposits was primarily due to a 12.8% increase in non-interest bearing demand accounts and a 3.9% increase in interest-bearing demand deposits, as a result of increased customer demand for these types of products. The increases were partially offset by a 2.1% decrease in money market accounts, a 5.8% decrease in savings accounts, a 0.5% decrease in time deposits less than or equal to $250,000, and a 1.7% decrease in time deposits greater than $250,000. Our strategic focus remains centered on organic growth of deposits among our retail and commercial customers to maintain low reliance on wholesale funding and to strengthen customer relationships. At September 30, 2026 and December 31, 2025, our percentage of uninsured deposits to total deposits was 13.5% and 11.3%, respectively.

Total stockholders’ equity at September 30, 2026 was $141.6 million, a $44,000 decrease, as compared to $141.6 million at December 31, 2025. The decrease in stockholders’ equity was primarily attributed to an increase in accumulated other comprehensive loss of $3.3 million due to changes in interest rates, dividends declared and paid of $2.0 million during the first nine months of 2026, and share repurchases of $1.9 million, partially offset by net income of $6.4 million.

Comparison of Results of Operations for the Three Months Ended September 30, 2026 and 2025

General. Net income decreased to $2.3 million during the three months ended September 30, 2026, or $0.31 per diluted share, a decrease of $45,000, or 1.9%, compared to net income of $2.4 million, or $0.32 per diluted share, for the three months ended September 30, 2025. The modest year-over-year decline in quarterly net income was primarily attributable to two one-time, nonrecurring, non-interest income events recognized in the third-quarter 2025. Our financial performance for the three months ended September 30, 2026 was positively impacted primarily by higher net interest income, partially offset by a higher provision for credit losses.

Net Interest Income. Net interest income for the third quarter of 2026 increased by $786,000, or 12.4%, to $7.1 million as compared to $6.4 million for the third quarter of 2025. Net interest margin and interest rate spread were 4.17% and 3.55%, respectively, for the three months ended September 30, 2026 as compared to 3.72% and 3.02%, respectively, for the three months ended September 30, 2025.

Interest Income. Interest income for the three months ended September 30, 2026 was $9.6 million, an increase of $283,000, or 3.0%, compared to $9.4 million for the three months ended September 30, 2025. The increase in interest income from the prior year quarter was primarily due to a 15 basis point increase in the average yield on interest-earning assets, along with a $2.1 million, or 0.3%, increase in the average balance of interest-earning assets. During the third quarter of 2026 as compared to the same period in 2025, there was a $512,000, or 6.2%, increase in interest income on loans due to a 22 basis point increase in the average yield on loans and a $13.1 million, or 2.4%, increase in the average balance of loans, as a result of an increase in commercial real estate and commercial loans. This increase was partially offset by a $202,000, or 25.5%, decrease in interest income on interest-earning deposits due to a $7.9 million decrease in the average balance of interest-earning deposits and a 71 basis point decrease in the average yield on interest-earning deposits as a result of a decrease in market interest rates.

Interest Expense. Interest expense for the three months ended September 30, 2026 was $2.5 million, a decrease of $503,000, or 16.8%, from $3.0 million for the three months ended September 30, 2025. The decrease in interest expense when compared to the prior year quarter was primarily due to a 38 basis points decrease in the average interest rate paid on interest-bearing liabilities and a $7.9 million, or 1.6%, decrease in the average balance of interest-bearing liabilities. The decrease in the average interest rate paid on interest-bearing liabilities was primarily due to a decrease in the average interest rate paid on deposit accounts as the result of a decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. During the third quarter of 2026 as compared to the same period in 2025, interest expense on deposits decreased by $499,000, or 16.8%, due to a 37 basis points decrease in the average interest rate paid on interest-bearing deposit accounts and a $9.3 million, or 1.9%, decrease in the average balance of interest-bearing deposits. Average interest-bearing deposit balances decreased due to decreases in all deposit categories other than savings accounts.

Provision for Credit Losses. The Company recorded a $290,000 provision for credit losses for the three months ended September 30, 2026, as compared to a $269,000 credit to the provision for credit losses for the three months ended September 30, 2025. For the third quarter of 2026, $522,000 related to a provision for credit losses for the loan portfolio, inclusive of net charge-offs of $18,000, which was partially offset by a $230,000 credit recorded to the allowance for credit losses for unfunded commitments. The increase in the provision for credit losses on the loan portfolio was primarily related to an increase in the calculated reserve rates, largely due to changes to the qualitative factor loss rates. The qualitative factor related to industry concentration increased the reserve rate for the commercial real estate and commercial loan pools, while the qualitative factor related to adversely classified loans increased the reserve rate for the residential mortgage loan pool.

Non-Interest Income. Non-interest income was $792,000 for the three months ended September 30, 2026, a decrease of $273,000, or 25.6%, as compared to $1.1 million for the three months ended September 30, 2025. The decrease from the prior year quarter was primarily due to a $212,000 decrease in earnings on bank-owned life insurance as the result of a one-time death benefit occurring in the previous year period, and a $79,000 decrease in gain on equity securities that were held in the prior year period.

Non-Interest Expense. Non-interest expense was $4.8 million for the three months ended September 30, 2026, a decrease of $8,000, or 0.2%, as compared to the three months ended September 30, 2025. The decrease from the third quarter of 2025 was primarily related to a decrease in data processing costs of $161,000, or 31.3%, as we renegotiated our contract with our core processor in 2026, a decrease in professional services of $35,000, or 11.6%, and a decrease in postage and supplies of $28,000, or 29.8%, nearly offset by increases in the cost of health insurance, taxes, and other non-salary benefits of $235,000, or 8.2%.

Income Tax Expense. Income tax expense was $494,000 for the three months ended September 30, 2026, an increase of $7,000, or 1.4%, as compared to $487,000 for the three months ended September 30, 2025. The increase from the prior year quarter was primarily due to an increase in the effective tax rate, as the result of the decline in non-taxable earnings on bank owned life insurance during the third quarter of 2026 as compared to the third quarter of 2025. The effective tax rate was 17.6% for the three months ended September 30, 2026 as compared to 17.1% for the three months ended September 30, 2025.

Comparison of Results of Operations for the Nine Months Ended September 30, 2026 and 2025

General. Net income was $6.4 million for the nine months ended September 30, 2026, or $0.87 per diluted share, an increase of $1.1 million, or 20.1%, compared to net income of $5.3 million, or $0.70 per diluted share, for the nine months ended September 30, 2025. Net income for the nine months ended September 30, 2026 was positively impacted by an increase in net interest income when compared to the first nine months of 2025.

Net Interest Income. Net interest income for the nine months ended September 30, 2026 increased by $2.8 million, or 15.3%, to $20.7 million as compared to $17.9 million for the first nine months of 2025. Net interest margin and interest rate spread were 4.08% and 3.48%, respectively, for the nine months ended September 30, 2026 as compared to 3.68% and 3.09%, respectively, for the nine months ended September 30, 2025.

Interest Income. Interest income increased by $1.3 million, or 4.7%, to $28.1 million for the nine months ended September 30, 2026 when compared to $26.8 million for the nine months ended September 30, 2025. The increase in interest income during the first nine months of 2026 as compared to the previous year period was primarily due to an increase in the average balance of interest-earning assets of $26.4 million, or 4.1%. Interest earned on loans increased by $986,000, or 4.0%, due to an increase in the average balance of loans of $8.1 million, or 1.5%, as a result of an increase in commercial real estate and commercial loans, along with a 14 basis points increase in the average yield earned on loans. Interest earned on interest-earning deposits increased by $339,000, or 26.1%, primarily due to a $19.9 million, or 48.1%, increase in the average balance of interest-earning deposits, partially offset by a 62 basis point decrease in the average yield earned on interest-earning deposits as a result of a decrease in market interest rates.

Interest Expense. Interest expense decreased $1.5 million, or 16.9%, to $7.4 million for the nine months ended September 30, 2026, compared to $8.9 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily due to a 36 basis points decrease in the average interest rate paid on interest-bearing liabilities and a decrease in the average balance of interest-bearing liabilities of $12.2 million, or 2.5%. The decrease in the average interest rate paid on interest-bearing liabilities was primarily due to a decrease in the average interest rate paid on deposit accounts as the result of a decrease in market interest rates, time deposit repricing, and a marginal shift in deposit composition. During the first nine months of 2026, there was a $1.4 million decrease in interest expense on interest-bearing deposit accounts when compared to the first nine months of 2025 due to a 35 basis points decrease in the average interest rate paid on interest-bearing deposits along with a decrease in the average balance of interest-bearing deposits of $11.1 million, or 2.3%. Average interest-bearing deposit balances decreased due to a decrease in all deposit categories.

Provision for Credit Losses. The Company recorded a provision for credit losses of $296,000 on loans and unfunded commitments during the nine months ended September 30, 2026, as compared to a $221,000 credit to the provision for credit losses during the nine months ended September 30, 2025. For the first nine months of 2026, $393,000 related to a provision for credit losses for the loan portfolio, inclusive of net charge-offs of $26,000, which was partially offset by a $97,000 credit recorded to the allowance for credit losses for unfunded commitments. The increase in the provision for credit losses on the loan portfolio was primarily related to an increase in the calculated reserve rates, largely due to changes to the qualitative factor loss rates. The qualitative factor related to industry concentration increased the reserve rate for the commercial real estate and commercial loan pools, while the qualitative factor related to adversely classified loans increased the reserve rate for the residential mortgage loan pool.

Non-Interest Income. Non-interest income decreased by $346,000, or 13.4%, to $2.2 million for the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025. The decrease was primarily due to a $190,000 decrease in gain on equity securities that were held in the prior year period and a $160,000 decrease in earnings on bank-owned life insurance as the result of a one-time death benefit occurring in the previous year period.

Non-Interest Expense. Non-interest expense was $14.8 million for the nine months ended September 30, 2026, an increase of $485,000, or 3.4%, as compared to $14.3 million for the nine months ended September 30, 2025. The increase related primarily to increases in the cost of health insurance, taxes, and other non-salary benefits of $863,000, or 10.0%, partially offset by decreases in data processing costs of $290,000, or 20.3%, as we renegotiated our contract with our core processor in 2026, and professional services of $72,000, or 8.3%, as a result of management's efforts to optimize operating expenses.

Income Tax Expense. Income tax expense was $1.4 million for the nine months ended September 30, 2026, an increase of $329,000, or 30.7%, as compared to $1.1 million for the nine months ended September 30, 2025. The effective tax rate was 17.9% for the first nine months of 2026 and 16.7% for the first nine months of 2025. The increase in income tax expense from the first nine months of 2025 was primarily related to the increase in pre-tax income earned during the first nine months of 2026. The increase in the effective tax rate during the first nine months of 2026 was primarily due to an increase in taxable income earned during the first nine months of 2026.

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

We have written agreements with the FHLBNY, which allow us to borrow the maximum lending values designated by the type of collateral pledged. As of September 30, 2026, the unpaid principal balance of the fixed-rate residential, one-to four-family loans pledged to the FHLBNY as collateral, was $119.1 million and the total collateral market value assigned by the FHLBNY was $88.0 million. In support of arrangements entered into by certain municipal and other public sector counterparties, we have issued a letter of credit (“MULOC”) through the FHLBNY to secure municipal deposits. As of September 30, 2026 we had a $1.5 million outstanding letter of credit related to municipal deposits, and as of December 31, 2025, we had no outstanding letters of credit related to municipal deposits. Such MULOCs are applied as a reduction to our total borrowing capacity with the FHLBNY. As of September 30, 2026 and December 31, 2025, respectively, we had available borrowing capacity of $86.5 million and $88.0 million under the agreement with the FHLBNY. At September 30, 2026 and December 31, 2025, there were no outstanding advances under this agreement.

We have a written agreement with the Federal Reserve Bank discount window for overnight borrowings which is collateralized by a pledge of our securities, and allows us to borrow up to the value of the securities pledged. At September 30, 2026, and December 31, 2025, there were no securities pledged to the Federal Reserve Bank and we had no balances outstanding. Additionally, as of September 30, 2026, the Bank has uncollateralized intraday credit with the Federal Reserve Bank that allows for certain transactions to not be rejected for which there are insufficient funds in our Federal Reserve Master Account during normal hours of operation.

Lastly, we have also established an unsecured line of credit with a correspondent bank for $20.0 million. There were no borrowings on this line as of September 30, 2026 and December 31, 2025.

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

Our primary investing activities include the origination and purchase of loans and the purchase of investment securities. For the nine months ended September 30, 2026, we originated loans of approximately $76.6 million as compared to approximately $56.9 million of loans originated during the nine months ended September 30, 2025. Loan originations and purchases exceeded principal payments and other deductions during the nine months ended September 30, 2026 by $19.4 million. There were no purchases or sales of investment securities during the nine months ended September 30, 2026 and 2025.

We have loan commitments to borrowers and borrowers have unused overdraft lines of protection, unused home equity lines of credit and unused commercial lines of credit that may require funding at a future date. Additionally, we have a commitment to provide a capital contribution to Castle Creek Launchpad Fund II (SBIC) LP, a limited partnership investment fund. We believe we have sufficient funds to fulfill these commitments, including sources of funds available through the use of FHLBNY advances or other liquidity sources. Total deposits were $580.3 million at September 30, 2026, as compared to $573.3 million at December 31, 2025. Approximately $193.7 million of time deposit accounts are scheduled to mature within one year as of September 30, 2026. Based on our deposit retention experience, current pricing strategy, and competitive pricing policies, we anticipate that a significant portion of these time deposits will remain with us following their maturity.

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

We do not anticipate any material capital expenditures in 2026. We do not have any balloon or other payments due on any long-term obligations, other than the borrowing agreements noted above. At September 30, 2026, the Bank exceeded all of its regulatory capital requirements.

Regulatory Capital

The federal banking agencies have developed a “Community Bank Leverage Ratio” (“CBLR”) (bank’s tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A “qualifying community bank” may elect to utilize the Community Bank Leverage Ratio in lieu of the general applicable risk-based capital requirements under Basel III. If the community bank exceeds this ratio it will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Basel III. The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 9.0%. The Bank elected to be subject to this new definition when it became effective on January 1, 2020, and has continued to use the Community Bank Leverage Ratio since that time. Effective July 1, 2026, the federal banking agencies set the minimum capital for the Community Bank Leverage Ratio at 8.00%. As of September 30, 2026 and December 31, 2025, the Bank’s Community Bank Leverage Ratio was 17.56% and 16.65%, respectively.

Although the Bank elected the CBLR framework, the following generally applicable risk-based capital ratios are presented for supplemental informational purposes. In order to be considered “well-capitalized” by the FDIC, a non-CBLR commercial bank must maintain a Tier 1 Leverage capital ratio of 5% and a Total Risk-Based capital ratio of 10%. At September 30, 2026 and December 31, 2025, the Bank’s Tier 1 Leverage capital ratio was 17.56% and 16.65%, respectively, and its Total Risk-Based capital ratio was 23.89% and 23.51%, respectively. Accordingly, the Bank was considered to be well-capitalized under applicable regulatory capital requirements.

Off-Balance Sheet Arrangements

In February 2026, we committed to invest up to $2.0 million in Castle Creek Launchpad Fund II (SBIC) LP, a limited partnership investment fund. During the nine months ended September 30, 2026, we funded an initial capital contribution of $248,000. As of September 30, 2026, the remaining unfunded commitment was $1.8 million. Future funding is subject to capital calls by the fund's general partner in accordance with the terms of the partnership agreement. Because no additional capital has been called, the unfunded commitment is not reflected as a liability in the consolidated statement of financial condition. We do not believe this commitment will have a material adverse effect on our liquidity, capital resources, or results of operations.

Other than the commitment described above, our loan commitments, and our commercial and standby letters of credit, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors. Refer to Note 7 in the Notes to our unaudited consolidated financial statements for a summary of loan commitments and other obligations outstanding as of September 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Disclosure is not required as the Company is a smaller reporting company.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 22, 2025, our Board of Directors adopted a plan to repurchase up to 5% of our outstanding shares of common stock, or 393,191 shares. The Company is not obligated to repurchase any particular number of shares or any shares in any specific time period. The Company commenced repurchases of shares under this plan on July 28, 2026.

The following table reports information regarding repurchases by Lake Shore Bancorp of its common stock in each month of the quarter ended September 30, 2026.

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1 through July 31, 2026	5,448	$17.30	5,448	387,743
August 1 through August 31, 2026	32,000	17.34	32,000	355,743
September 1 through September 30, 2026	67,642	18.24	67,642	288,101
Total	105,090	$17.92	105,090

Item 5. Other Information

During the third quarter of 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 6. Exhibits

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002*
32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)*

________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKE SHORE BANCORP, INC.
(Registrant)

November 10, 2026	By:	/s/ Kim C. Liddell
Kim C. Liddell
President and Chief Executive Officer
(Principal Executive Officer)

November 10, 2026	By:	/s/ Taylor M. Gilden
Taylor M. Gilden
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)